Form 10-Q
period 2023-09-30
Crane NXT, Co.
filed 2023-11-06
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non–accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(check one):
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of October 31, 2023
Common stock, $1.00 Par Value – 56,803,152 shares

Crane NXT, Co.
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2023	2022	2023	2022
Net sales	$352.9	$335.1	$1,034.4	$1,001.7
Operating costs and expenses:
Cost of sales	187.4	174.9	545.8	536.8
Selling, general and administrative	85.8	82.2	274.2	236.6
Operating profit	79.7	78.0	214.4	228.3
Other income (expense):
Interest income	0.3	—	0.7	0.1
Interest expense	(12.8)	(10.4)	(37.3)	(31.4)
Related party interest expense	—	(3.6)	(2.5)	(10.9)
Miscellaneous income, net	0.7	0.4	3.1	3.3
Total other expense, net	(11.8)	(13.6)	(36.0)	(38.9)
Income before income taxes	67.9	64.4	178.4	189.4
Provision for income taxes	16.0	19.8	39.6	46.5
Net income attributable to common shareholders	$51.9	$44.6	$138.8	$142.9

Earnings per share:
Basic	$0.91	$0.79	$2.44	$2.52
Diluted	$0.90	$0.79	$2.42	$2.52

Average shares outstanding:
Basic	56.8	56.7	56.8	56.7
Diluted	57.5	56.7	57.4	56.7

Dividends per share	$0.14	n/a	$0.28	n/a

See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Net income attributable to common shareholders	$51.9	$44.6	$138.8	$142.9
Components of other comprehensive loss, net of tax
Currency translation adjustment	(21.1)	(60.7)	(19.3)	(122.9)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	(0.5)	—	(1.5)	(0.4)
Other comprehensive loss, net of tax	(21.6)	(60.7)	(20.8)	(123.3)
Comprehensive income (loss) attributable to common shareholders	$30.3	$(16.1)	$118.0	$19.6
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED BALANCE SHEETS
(UNAUDITED)

(in millions)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$229.0	$230.7
Accounts receivable, net of allowance for credit losses of $10.1 as of September 30, 2023 and $6.1 as of December 31, 2022	179.1	205.1
Inventories, net:
Finished goods	37.9	26.2
Finished parts and subassemblies	22.9	23.0
Work in process	12.6	12.7
Raw materials	92.5	83.7
Inventories, net	165.9	145.6
Other current assets	51.2	41.9
Total current assets	625.2	623.3
Property, plant and equipment:
Cost	531.3	521.5
Less: accumulated depreciation	286.6	259.9
Property, plant and equipment, net	244.7	261.6
Long-term deferred tax assets	4.1	6.3
Other assets	78.5	56.7
Intangible assets, net	314.3	344.9
Goodwill	827.3	836.6
Total assets	$2,094.1	$2,129.4
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	September 30, 2023	December 31, 2022
Liabilities and equity
Current liabilities:
Short-term borrowings	$6.6	$299.7
Accounts payable	111.1	109.6
Accrued liabilities	181.8	204.2
U.S. and foreign taxes on income	13.1	17.9
Total current liabilities	312.6	631.4
Long-term debt	708.1	545.1
Accrued pension and postretirement benefits	21.1	21.1
Long-term deferred tax liability	111.8	109.5
Other liabilities	67.9	38.5
Total liabilities	1,221.5	1,345.6
Commitments and contingencies (Note 11)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized, 72,441,647 shares issued	72.4	—
Capital surplus	1,717.1	—
Retained earnings	79.3	—
Crane Net Investment	—	915.3
Accumulated other comprehensive loss	(152.3)	(131.5)
Treasury stock	(843.9)	—
Total equity	872.6	783.8
Total liabilities and equity	$2,094.1	$2,129.4

Share data:
Common shares issued	72,441,647	n/a
Less: Common shares held in treasury	15,638,495	n/a
Common shares outstanding	56,803,152	n/a
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in millions)	2023	2022
Operating activities:
Net income attributable to common shareholders	$138.8	$142.9
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	59.0	59.3
Stock-based compensation expense	7.4	6.8
Deferred income taxes	4.8	13.0
Cash (used for) provided by operating working capital	(12.2)	4.5
Other	—	4.4
Total provided by operating activities	197.8	230.9
Investing activities:
Capital expenditures	(16.1)	(12.2)
Total used for investing activities	(16.1)	(12.2)
Financing activities:
Dividends paid	(15.8)	—
Stock options exercised, net of shares reacquired	2.1	—
Debt issuance costs	(5.3)	—
Repayment of long-term debt	(300.0)	—
Proceeds from revolving credit facility	20.0	—
Repayment of revolving credit facility	(20.0)	—
Proceeds from term loan	350.0	—
Repayment of term loan	(175.0)	—
Net transfers to Crane	(32.5)	(88.6)
Total used for financing activities	(176.5)	(88.6)
Effect of exchange rates on cash and cash equivalents	(6.9)	(35.0)
(Decrease) increase in cash and cash equivalents	(1.7)	95.1
Cash and cash equivalents at beginning of period	230.7	101.2
Cash and cash equivalents at end of period	$229.0	$196.3
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in millions)	2023	2022
Detail of cash (used for) provided by operating working capital:
Accounts receivable	$23.8	$(12.4)
Inventories	(13.2)	(5.8)
Other current assets	(5.7)	(1.2)
Accounts payable	4.5	5.8
Accrued liabilities	(27.7)	9.1
U.S. and foreign taxes on income	6.1	9.0
Total	$(12.2)	$4.5

Supplemental disclosure of cash flow information:
Interest paid	$35.6	$27.9
Income taxes paid	$37.7	$48.4
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Crane Net Investment	Total
BALANCE December 31, 2022	$—	$—	$—	$(131.5)	$—	$915.3	$783.8
Net income	—	—	—	—	—	43.7	43.7
Net transfers to Crane	—	—	—	—	—	(393.1)	(393.1)
Stock-based compensation expense	—	—	—	—	—	2.3	2.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.5)	—	—	(0.5)
Currency translation adjustment	—	—	—	4.9		—	4.9
BALANCE March 31, 2023	$—	$—	$—	$(127.1)	$—	$568.2	$441.1
Net income	—	—	43.2	—	—	—	43.2
Cash dividends ($0.14 per share)	—	—	(7.9)	—	—	—	(7.9)
Dividend from Crane	—	—	—	—		275.0	275.0
Net transfers from Crane	—	—	—	—	—	103.9	103.9
Reclassification of Crane Net Investment to Common Stock, Treasury Stock and Capital Surplus	72.4	1,722.8	—	—	(848.1)	(947.1)	—
Exercise of stock options, net of shares reacquired of 64,105 shares	—	—	—	—	1.9	—	1.9
Impact from settlement of share-based awards, net of shares acquired	—	(1.8)	—	—	1.8	—	—
Stock-based compensation expense	—	1.9	—	—	—	—	1.9
Stock-based compensation reclassification[1]	—	(0.3)	—	—	—	—	(0.3)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.5)	—	—	(0.5)
Currency translation adjustment	—	—	—	(3.1)	—	—	(3.1)
BALANCE June 30, 2023	$72.4	$1,722.6	$35.3	$(130.7)	$(844.4)	$—	$855.2
Net income	—	—	51.9	—	—	—	51.9
Cash dividends ($0.14 per share)	—	—	(7.9)	—	—	—	(7.9)
Crane transfer (Note 1)	—	(7.5)	—	—	—	—	(7.5)
Exercise of stock options, net of shares reacquired of 7,465 shares	—	—	—	—	0.2	—	0.2
Impact from settlement of share-based awards, net of shares acquired	—	(0.3)	—	—	0.3	—	—
Stock-based compensation expense	—	2.3	—	—	—	—	2.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.5)	—	—	(0.5)
Currency translation adjustment	—	—	—	(21.1)	—	—	(21.1)
BALANCE September 30, 2023	$72.4	$1,717.1	$79.3	$(152.3)	$(843.9)	$—	$872.6

1 Reclassification of stock-based compensation due to modification resulting from equity award conversions. See Note 1, “Organization and Basis of
Presentation” for additional information.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions)	Crane Net Investment	Accumulated Other Comprehensive Loss	Total
BALANCE December 31, 2021	$836.1	$(72.3)	$763.8
Net income	49.5	—	49.5
Stock-based compensation expense	2.1	—	2.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	(0.2)	(0.2)
Currency translation adjustment	—	(16.1)	(16.1)
Net transfers to Crane	(22.9)	—	(22.9)
BALANCE March 31, 2022	$864.8	$(88.6)	$776.2
Net income	48.8	—	48.8
Stock-based compensation expense	2.4	—	2.4
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	(0.2)	(0.2)
Currency translation adjustment	—	(46.1)	(46.1)
Net transfers to Crane	(50.0)	—	(50.0)
BALANCE June 30, 2022	$866.0	$(134.9)	$731.1
Net income	44.6	—	44.6
Stock-based compensation expense	2.3	—	2.3
Currency translation adjustment	—	(60.7)	(60.7)
Net transfers to Crane	(15.7)	—	(15.7)
BALANCE September 30, 2022	$897.2	$(195.6)	$701.6
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
Due to SpinCo’s larger operations, greater tangible assets, greater fair value and greater net sales, in each case, relative to ours, among other factors, SpinCo was considered to be the “accounting spinnor” and therefore is the “accounting successor” to Holdings for accounting purposes, notwithstanding the legal form of the Separation. Therefore, following the Separation, our historical financial statements are comprised solely of combined carve-out financial statements representing only our operations, assets, liabilities and equity on a stand-alone basis derived from the consolidated financial statements and accounting records of Holdings.
In connection with the Separation, we entered into a $350 million, three-year term loan facility, and, on April 3, 2023, prior to the Separation, SpinCo paid a one-time cash dividend in the amount of $275 million to Holdings. See Note 12, “Financing” and Note 2, “Related Parties" for additional information. In addition, Holdings transferred $84 million of cash to us as part of the Separation.
As a result of the Separation, net assets of $378.9 million were contributed to the Business and recorded on the Unaudited Consolidated and Combined Condensed Statements of Changes in Equity through “Crane Net Investment.” During the three months ended September 30, 2023, an additional $7.5 million of liabilities attributable to the Business were identified. The correction has been reflected on the Unaudited Consolidated and Combined Condensed Statements of Changes in Equity through “Crane transfer” in the three months ended September 30, 2023.
Stock-based Compensation
Prior to the Separation, Crane NXT employees and directors participated in Holdings equity incentive plans and received equity awards under those plans in the forms of stock options, restricted share units, performance-based and time-based restricted share units and deferred stock units in respect of Holdings common shares. Crane NXT Unaudited Consolidated and Combined Condensed Financial Statements reflect compensation expense for these stock-based plans associated with the portion of the Holdings equity incentive plans in which Crane NXT employees and directors participated.
As a result of the Separation, all outstanding stock-based compensation awards of Holdings were exchanged for similarly valued stock-based compensation awards of either SpinCo, Crane NXT or both. The exchanged awards are subject to the same service vesting requirements as the original awards. Upon the exchange, there were 0.5 million options outstanding related to Crane NXT associates and 0.6 million options outstanding related to SpinCo associates.
There was no significant incremental stock-based compensation expense recorded as a result of the equity award conversions. The modification of the performance-based restricted share units resulted in a liability recorded upon Separation. The amount of the liability was $1.2 million as of September 30, 2023 and is included in “Accrued liabilities” in our Unaudited Consolidated and Combined Condensed Financial Statements.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Separation Agreements
On April 3, 2023, we entered into definitive agreements with SpinCo in connection with the Separation. The agreements set forth the terms and conditions of the Separation and provide a framework for Crane NXT’s relationship with SpinCo following the Separation, including the allocation between Crane NXT and SpinCo of Crane NXT’s and SpinCo’s assets, liabilities and obligations attributable to periods prior to, at and after the Separation. These agreements include the Separation and Distribution Agreement (as described below), which contains certain key provisions related to the Separation, as well as a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement and an Intellectual Property Matters Agreement (each, as described below).
Separation and Distribution Agreement
The Separation and Distribution Agreement sets forth, among other things, the agreements between us and SpinCo regarding the principal transactions necessary to effect the Separation. It also sets forth other agreements that govern certain aspects of our ongoing relationship with SpinCo after the completion of the Separation.
Transition Services Agreement
The Transition Services Agreement provides for the transition of Holdings into two independent, publicly-traded companies following the consummation of the Separation, and provides each party time to replace certain assets and employees that have been allocated to the other party. Under the Transition Services Agreement, we agreed with SpinCo to provide transition service support to the other for various periods of time of up to 18 months in the areas of finance, tax, human resources, legal and information technology. Such services are provided on customary commercial terms, and each such service can be terminated prior to the expected termination date of such service if it is no longer required. The Transition Services Agreement was negotiated in the context of a parent-subsidiary relationship and in the context of the Separation. Transactions under this agreement did not have a material impact to our financial statements for the three-and-nine-months ended September 30, 2023.
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

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Basis of Presentation Prior to the Separation
Prior to the Separation, the Business operated as Holdings’ Payment & Merchandising Technologies (“P&MT”) segment; consequently, stand-alone financial statements for periods prior to the Separation were not prepared for the Business.
The Unaudited Consolidated and Combined Condensed Financial Statements of Operations include all revenues and costs directly attributable to the Business, including costs for facilities, functions and services used by the Business. Prior to the Separation, costs for certain functions and services performed by centralized Holdings organizations were directly charged to the Business based on specific identification when possible or reasonable allocation methods such as net sales, headcount, usage or other allocation methods. The results of operations include allocations of costs for administrative functions and services performed on behalf of the Business by centralized groups within Holdings (see Note 2, “Related Parties” for a description of the allocation methodologies). All charges and allocations for facilities, functions and services performed by Holdings have been deemed settled in cash by the Business to Holdings in the period in which the cost was recorded in the Unaudited Consolidated and Combined Condensed Statements of Operations. Current and deferred income taxes have been determined based on the stand-alone results of the Business. However, because the Business filed group tax returns as part of Holdings in certain jurisdictions, the Business’ actual tax balances may differ from those reported. The Business’ portion of income taxes for certain jurisdictions is deemed to have been settled in the period the related tax expense was recorded.
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
Prior to the Separation, Holdings incurred corporate costs for services provided to the Business as well as other Holdings businesses. These services included treasury, tax, accounting, human resources, audit, legal, purchasing, information technology and other such services. The costs associated with these services generally included all payroll and benefit costs,

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
as well as overhead costs related to the support functions. Holdings also allocated costs associated with corporate insurance coverage and medical, pension, post-retirement and other health plan costs for employees participating in Holdings sponsored plans. Allocations were based on several utilization measures including headcount, proportionate usage and relative net sales. All such amounts were deemed incurred and settled by the Business in the period in which the costs were recorded.
The allocated centralized costs for the Business were $0.0 million and $13.5 million for the three-and-nine-months ended September 30, 2023, respectively, and $8.7 million and $23.3 million for the three-and-nine-months ended September 30, 2022, respectively. These costs are included in “Selling, general and administrative” in the Unaudited Consolidated and Combined Condensed Statements of Operations.
In the opinion of our management, the expense and cost allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided to or for the benefit received by the Business during 2022 and 2023 prior to the Separation. The amounts that would have been or will be incurred on a stand-alone basis could differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Business operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. In addition, the future results of operations, financial position and cash flows could differ materially from the historical results presented herein.
Separation Costs. In connection with the Separation, we have incurred transaction related expenses of $2.7 million and $19.7 million for the three-and-nine-months ended September 30, 2023, respectively, recorded in “Selling, general and administrative” in the Unaudited Consolidated and Combined Condensed Statements of Operations. Expenses primarily consist of professional service fees. There were no allocated costs in relation to the Separation for the three-and-nine-months ended September 30, 2022.
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
As a result of the Separation, a one-time cash dividend of $275 million was issued on April 3, 2023, prior to the Separation, from SpinCo to Holdings, as well as a cash transfer of $84 million from Holdings to us. These contributions of net assets are recorded on the Unaudited Consolidated and Combined Condensed Statements of Changes in Equity through “Crane Net Investment.”
Accounts Receivable and Payable. Certain related party transactions between the Business and Holdings have been included within “Crane Net Investment” in the Unaudited Consolidated and Combined Condensed Balance Sheets in the historical periods presented when the related party transactions were not settled in cash. As of December 31, 2022, “Crane Net Investment” included related party loans receivable due from Holdings and its affiliates of $27.2 million, and related party loans payable due to Holdings and its affiliates of $232.1 million.
We recorded related party interest expense related to the loan activity with Holdings and its affiliates of $0.0 million and $2.5 million for the three-and-nine-months ended September 30, 2023, respectively; and $3.6 million and $10.9 million for the three-and-nine-months ended September 30, 2022, respectively, which are included in the Business’ results as “Related party interest expense” in the Unaudited Consolidated and Combined Condensed Statements of Operations. The total effect of the settlement of these related party transactions is reflected with “Net transfers to Crane” as a financing activity in the Unaudited Consolidated and Combined Condensed Statements of Cash Flows.
Additionally, prior to the Separation, certain transactions between the Business and other Holdings affiliates were cash-settled on a current basis and, therefore, are reflected in Accounts receivable, net and Accounts payable in the Unaudited Consolidated and Combined Condensed Balance Sheets as of December 31, 2022 in the amounts of $0.1 million and $1.7 million, respectively. As of September 30, 2023, there were no outstanding Accounts receivable, net or Accounts payable with other Holdings affiliates related to such transactions.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 3 - Segment Results
Our segments are reported on the same basis used internally for evaluating performance and for allocating resources. As of September 30, 2023, we had two reportable segments: Crane Payment Innovations and Crane Currency. Assets of the reportable segments exclude general corporate assets, which principally consist of cash, deferred tax assets, certain property, plant and equipment, and certain other assets. Corporate consists of corporate office expenses including compensation and benefits for corporate employees, occupancy, depreciation, and other administrative costs.
A brief description of each of our segments as of September 30, 2023, is as follows:
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
Financial information by reportable segment is set forth below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Net sales:
Crane Payment Innovations	$221.6	$220.8	$671.3	$643.2
Crane Currency	131.3	114.3	363.1	358.5
Total	$352.9	$335.1	$1,034.4	$1,001.7

Operating profit:
Crane Payment Innovations	$59.7	$55.3	$186.3	$155.6
Crane Currency	32.8	32.4	85.1	97.0
Corporate	(12.8)	(9.7)	(57.0)	(24.3)
Total	$79.7	$78.0	$214.4	$228.3
Interest income	0.3	—	0.7	0.1
Interest expense	(12.8)	(10.4)	(37.3)	(31.4)
Related party interest expense	—	(3.6)	(2.5)	(10.9)
Miscellaneous income, net	0.7	0.4	3.1	3.3
Income before income taxes	$67.9	$64.4	$178.4	$189.4

(in millions)	September 30, 2023	December 31, 2022
Assets:
Crane Payment Innovations	$1,251.4	$1,266.1
Crane Currency	798.1	863.3
Corporate	44.6	—
Total	$2,094.1	$2,129.4

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS

(in millions)	September 30, 2023	December 31, 2022
Goodwill:
Crane Payment Innovations	$613.4	$622.4
Crane Currency	213.9	214.2
Total	$827.3	$836.6

Note 4 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Crane Payment Innovations
Products	$189.1	$189.0	$574.9	$552.0
Services	32.5	31.8	96.4	91.2
Total Crane Payment Innovations	$221.6	$220.8	$671.3	$643.2

Crane Currency Products	131.3	114.3	363.1	358.5
Net sales	$352.9	$335.1	$1,034.4	$1,001.7
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled. As of September 30, 2023, our performance obligations were $454.9 million. We expect to recognize approximately 61% of our remaining performance obligations as revenue in 2023, and the remainder primarily in 2024.
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

(in millions)	September 30, 2023	December 31, 2022
Contract assets	$38.7	$31.8
Contract liabilities	$75.8	$93.6
We recognized revenue of $17.5 million and $73.8 million during the three-and-nine-months ended September 30, 2023, related to contract liabilities as of December 31, 2022.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 5 - Earnings Per Share
Our basic earnings per share calculations are based on the weighted average number of common shares outstanding during the period. Potentially dilutive securities include outstanding stock options, restricted share units, deferred stock units and performance-based restricted share units that were issued to Crane NXT and SpinCo employees and directors. The effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury method. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period.
On April 3, 2023, 56.7 million shares of our common stock, par value $1.00 per share, were distributed to Holdings stockholders of record as of March 23, 2023. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation and such shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no Crane NXT stock-based awards outstanding prior to the Separation. The weighted average number of common shares outstanding during the three-and-nine-months ended September 30, 2023 was based on the weighted average number of common shares after the Separation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2023	2022	2023	2022
Net income attributable to common shareholders	$51.9	$44.6	$138.8	$142.9

Average basic shares outstanding	56.8	56.7	56.8	56.7
Effect of dilutive share-based awards	0.7	—	0.6	—
Average diluted shares outstanding	57.5	56.7	57.4	56.7

Earnings per basic share	$0.91	$0.79	$2.44	$2.52
Earnings per diluted share	$0.90	$0.79	$2.42	$2.52
Stock options, restricted share units, deferred stock units and performance-based restricted share units that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive were 0.4 million for the three months ended September 30, 2023 and 0.4 million for the six months from the Separation ended September 30, 2023.
Note 6 - Changes in Accumulated Other Comprehensive Loss
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on our Unaudited Consolidated and Combined Condensed Balance Sheets.

(in millions)	Pension and Postretirement Plan [a]	Currency Translation Adjustment	Total
Balance as of December 31, 2022	$9.0	$(140.5)	$(131.5)
Other comprehensive loss before reclassifications	—	(19.3)	(19.3)
Amounts reclassified from accumulated other comprehensive loss	(1.5)	—	(1.5)
Net period other comprehensive loss	(1.5)	(19.3)	(20.8)
Balance as of September 30, 2023	$7.5	$(159.8)	$(152.3)

[a]	Net of tax detriment of $1.8 million and $2.1 million as of September 30, 2023 and December 31, 2022, respectively.
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three-and-nine-month periods ended September 30, 2023, and 2022. Amortization of pension and postretirement components has been recorded within “Miscellaneous income, net” on our Unaudited Consolidated and Combined Condensed Statements of Operations.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Amortization of pension items:
Prior service costs	$(0.1)	$(0.1)	$(0.5)	$(0.5)
Net loss	—	0.3	—	0.7
Amortization of postretirement items:
Prior service costs	(0.3)	(0.3)	(0.8)	(0.8)
Net gain	(0.2)	—	(0.5)	—
Total before tax	$(0.6)	$(0.1)	$(1.8)	$(0.6)
Tax impact	(0.1)	(0.1)	(0.3)	(0.2)
Total reclassifications for the period	$(0.5)	$—	$(1.5)	$(0.4)
Note 7 - Defined Benefit and Postretirement Benefits
For all plans, the components of net periodic benefit for the three months ended September 30, 2023, and 2022 are as follows:

	Pension		Postretirement
(in millions)	2023	2022	2023	2022
Service cost	$0.5	$0.6	$—	$—
Interest cost	0.5	0.2	0.2	0.2
Expected return on plan assets	(0.8)	(0.8)	—	—
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of net (gain) loss	—	0.3	(0.2)	—
Net periodic expense (benefit)	$0.1	$0.2	$(0.3)	$(0.1)
For all plans, the components of net periodic benefit for the nine months ended September 30, 2023, and 2022 are as follows:

	Pension		Postretirement
(in millions)	2023	2022	2023	2022
Service cost	$1.4	$1.7	$—	$0.1
Interest cost	1.6	0.6	0.6	0.5
Expected return on plan assets	(2.4)	(2.3)	—	—
Amortization of prior service cost	(0.5)	(0.5)	(0.8)	(0.8)
Amortization of net (gain) loss	—	0.7	(0.5)	—
Net periodic expense (benefit)	$0.1	$0.2	$(0.7)	$(0.2)

The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income, net” in our Unaudited Consolidated and Combined Condensed Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Unaudited Consolidated and Combined Condensed Statements of Operations.
We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2023	$2.6	$1.5
Amounts contributed during the nine months ended September 30, 2023	$2.1	$1.4

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 8 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.
Our effective tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Effective Tax Rate	23.5%	30.7%	22.2%	24.6%
Our effective tax rates for the three-and-nine-months ended September 30, 2023 are lower than the prior year’s comparable periods primarily due to a foreign tax credit return to provision adjustment recorded in the prior year’s comparable periods.
Our effective tax rates for the three-and-nine-months ended September 30, 2023 are higher than the statutory U.S. federal tax rate of 21% primarily due to US state income taxes.
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
The change from presenting our financials on a “carve-out” basis to a stand-alone entity basis at the time of the Separation resulted in an increase in uncertain tax positions of $15.6 million and a related $8.5 million tax indemnification receivable from SpinCo adjusted in our Unaudited Consolidated and Combined Condensed Statements of Changes in Equity through “Crane Net Investment” upon the Separation.
As of September 30, 2023, we had gross unrecognized tax benefits of $23.8 million included in “Other liabilities” in our Unaudited Consolidated and Combined Condensed Balance Sheets.
The Accrued Income Tax Liability computed on a stand-alone entity basis resulted in a decrease of approximately $10.2 million adjusted in our Unaudited Consolidated and Combined Condensed Statements of Changes in Equity through “Crane Net Investment” upon the Separation.
Note 9 - Goodwill and Intangible Assets
Changes to goodwill are as follows:

(in millions)	Crane Payment Innovations	Crane Currency	Total
Balance as of December 31, 2022	$622.4	$214.2	$836.6
Currency translation	(9.0)	(0.3)	(9.3)
Balance as of September 30, 2023	$613.4	$213.9	$827.3
As of September 30, 2023, we had $314.3 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives. As of December 31, 2022, we had $344.9 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives.
Changes to intangible assets are as follows:

(in millions)	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Balance at beginning of period, net of accumulated amortization	$344.9	$388.5
Amortization expense	(27.0)	(36.0)
Currency translation and other	(3.6)	(7.6)
Balance at end of period, net of accumulated amortization	$314.3	$344.9

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
A summary of intangible assets are as follows:

		September 30, 2023			December 31, 2022
(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	10.3	$61.8	$14.5	$47.3	$62.0	$14.0	$48.0
Customer relationships and backlog	18.8	495.7	257.6	238.1	502.9	242.0	260.9
Other	9.9	98.1	69.2	28.9	98.7	62.7	36.0
Total	18.0	$655.6	$341.3	$314.3	$663.6	$318.7	$344.9
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2023	$9.2
2024	35.4
2025	30.1
2026	29.9
2027	29.1
2028 and after	135.1
Note 10 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	September 30, 2023	December 31, 2022
Contract liabilities	$75.8	$93.6
Employee related expenses	51.5	56.3
Accrued interest	5.9	6.5
Current lease liabilities	7.1	7.4
Warranty	5.4	4.4
Other	36.1	36.0
Total	$181.8	$204.2

Note 11 - Commitments and Contingencies
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of September 30, 2023, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
On April 3, 2023, Crane NXT and SpinCo entered into a Tax Matters Agreement which, among other things, governs our and SpinCo’s respective rights, responsibilities and obligations after the Separation with respect to tax liabilities and benefits. The agreement specifies the allocation of tax liabilities between us and SpinCo, and we and SpinCo agreed to indemnify each other for any amounts for which they are not responsible. As of September 30, 2023, there were no amounts owing to SpinCo pursuant to this agreement. The Tax Matters Agreement also specifies allocation of tax liabilities in the event that the Distribution is determined not to be tax-free. We believe that as of September 30, 2023, there was no reasonable possibility that such a tax liability will be incurred in connection with the Distribution.
Note 12 - Financing
Our debt consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Term Facility	$6.6	$—
4.45% notes due December 2023	—	299.7
Total short-term borrowings (a)	$6.6	$299.7

Term Facility	$166.4	$—
6.55% notes due November 2036	198.7	198.6
4.20% notes due March 2048	346.6	346.5
Other deferred financing costs associated with credit facilities	(3.6)	—
Total long-term debt (a)	$708.1	$545.1

(a) Debt discounts and debt issuance costs totaled $10.4 million and $5.6 million as of September 30, 2023, and December 31, 2022, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above, where applicable.

4.45% notes due December 2023 - On March 3, 2023, Holdings notified bondholders of its intent to redeem all its outstanding $300 million aggregate principal amount of its 4.45% senior notes due 2023 on April 4, 2023. We completed the redemption on April 4, 2023.
Credit Facilities - We are party to a senior secured credit agreement (the “Credit Agreement”) entered into on March 17, 2023, which provides for (i) a $500 million, five-year revolving credit facility (the “Revolving Facility”) and (ii) a $350 million, three-year term loan facility (the “Term Facility”), funding under each of which became available in connection with the Separation, upon the satisfaction of customary conditions of facilities of this type. On March 31, 2023, we borrowed the full amount of the Term Facility. During the three-and-nine months ended September 30, 2023, we repaid $125 million and $175 million, respectively, of the Term Facility.
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

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value $85.7 million as of December 31, 2022. We had no such hedging instruments as of September 30, 2023. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Unaudited Consolidated and Combined Condensed Balance Sheets and were $5.8 million as of December 31, 2022. We had no such derivative receivables as of September 30, 2023.
Available-for-sale securities consist of rabbi trust investments that hold marketable securities for the benefit of participants in our Supplemental Executive Retirement Plan. These investments are measured at fair value using quoted market prices in an active market and are therefore classified within Level 1 of the valuation hierarchy. During the second quarter of 2023, the rabbi trust investments were distributed to the beneficiaries and the rabbi trust investment account was closed. The fair value of available-for-sale securities was $0.4 million as of December 31, 2022 and is recorded within “Other assets” on our Unaudited Consolidated and Combined Condensed Balance Sheets. We had no such fair value of available-for-sale securities as of September 30, 2023.
Long-term debt rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of notes due, measured using Level 2 inputs, was $416.9 million and $753.1 million as of September 30, 2023, and December 31, 2022, respectively.
Note 14 - Restructuring
2022 Restructuring - In the fourth quarter of 2022, in response to economic uncertainty, we initiated modest workforce reductions in CPI of approximately 140 employees, or about 4% of our global workforce. We expect to substantially complete the program in the first quarter of 2024 in the U.S. with foreign jurisdictions extending through the end of 2026.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
We did not incur significant restructuring costs during the nine months ended September 30, 2023, or September 30, 2022. We have incurred $6.2 million of cumulative restructuring costs, net through September 30, 2023, of which $5.7 million related to severance and $0.5 million related to other costs. We do not expect to incur additional costs to complete these actions.
The following table summarizes the accrual balances related to the 2022 restructuring program:

(in millions)	2022 Restructuring
Severance:
Balance as of December 31, 2022 (a)	$6.0
Utilization	(5.1)
Balance as of September 30, 2023 (a)	$0.9

(a)	Included within “Accrued Liabilities” in the Unaudited Consolidated and Combined Condensed Balance Sheets.

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
References to "core sales," "core backlog" and "core growth" exclude currency effects and, where applicable, the first-year impacts of acquisitions and divestitures. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated.
We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution investors that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. Such factors also include, among others: changes in global economic conditions (including inflationary pressures) and geopolitical risks, including macroeconomic fluctuations that may harm our business, results of operations and stock price; business and economic disruptions associated with extraordinary public health issues such as large-scale health epidemics or pandemics; information systems and technology networks failures, breaches in data security, personally identifiable and other information, and non-compliance with our contractual or other legal obligations regarding such information; our ability to source components and raw materials from suppliers, including disruptions and delays in our supply chain; demand for our products, which is variable and subject to factors beyond our control; governmental regulations and failure to comply with those regulations; fluctuations in the prices of our components and raw materials; loss of personnel or being able to hire and retain additional personnel needed to sustain and grow our business as planned; risks from environmental liabilities, costs, litigation and violations that could adversely affect our financial condition, results of operations, cash flows and reputation; risks associated with conducting a substantial portion of our business outside the United States; being unable to identify or complete acquisitions, or to successfully integrate the businesses we acquire, or complete dispositions; adverse impacts from intangible asset impairment charges; potential product liability or warranty claims; being unable to successfully develop and introduce new products, which would limit our ability to grow and maintain our competitive position and adversely affect our financial condition, results of operations and cash flow; significant competition in our markets; additional tax expenses or exposures that could affect our financial condition, results of operations and cash flows; inadequate or ineffective internal controls; specific risks relating to our reportable segments; the ability and willingness of Crane NXT, Co. and SpinCo to meet and/or perform their obligations under any contractual arrangements entered into among the parties in connection with the Separation and any of their obligations to indemnify, defend and hold the other party harmless from and against various claims, litigation and liabilities; our ability to achieve some or all the benefits that we expect to achieve from the Separation; and other risks noted in reports that we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and subsequent reports and other documents filed with the Securities and Exchange Commission. We do not undertake any obligation to update or revise any forward-looking statements to reflect any future events or circumstances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Transactions
Separation
On April 3, 2023, Holdings completed the Separation, as described in Note 1, “Organization and Basis of Presentation,” in the accompanying Unaudited Consolidated and Combined Condensed Financial Statements above, through the Distribution of all the issued and outstanding common stock of SpinCo to the stockholders of Holdings. Immediately following the consummation of the Separation on April 3, 2023, Holdings was renamed “Crane NXT, Co.”
In connection with the Separation, SpinCo paid a one-time cash dividend in the amount of $275 million to Holdings on April 3, 2023, prior to the consummation of the Separation. The proceeds of the dividend, along with cash on hand, was used to repay the $300 million of 4.45% senior notes due in December 2023.
In addition, Holdings transferred $84 million of cash to Crane NXT as part of the Separation.
Credit Facilities
We are party to a new senior secured credit agreement (the “Credit Agreement”) entered into on March 17, 2023, which provides for (i) a $500 million, five-year revolving credit facility (the “Revolving Facility”) and (ii) a $350 million, 3-year term loan facility (the “Term Facility”), funding under each of which became available in connection with the Separation, upon the satisfaction of customary conditions of facilities of this type. On March 31, 2023, we borrowed the full amount of the Term Facility. During the three-and-nine months ended September 30, 2023, we repaid $125 million and $175 million, respectively, of the Term Facility.
Related Party Agreements
On April 3, 2023, we entered into definitive agreements with SpinCo in connection with the Separation. The agreements set forth the terms and conditions of the Separation and provide a framework for our relationship with SpinCo following the Separation, including the allocation between us and SpinCo of our and SpinCo’s assets, liabilities and obligations attributable to periods prior to, at and after the Separation. These agreements include the Separation and Distribution Agreement, which contains certain key provisions related to the Separation, as well as a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement and an Intellectual Property Matters Agreement. Transactions under the Transition Services Agreement were not material for the three-and-nine-months ended September 30, 2023.
Basis of Presentation
See Note 1, “Organization and Basis of Presentation” for more details on financial statement presentation basis and Note 2, “Related Parties” for expense allocation methodologies on carve-out financial information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Three Month Periods Ended September 30,
The following information should be read in conjunction with our Unaudited Consolidated and Combined Condensed financial statements and related notes. All comparisons below refer to the third quarter 2023 versus the third quarter 2022, unless otherwise specified.

	Three Months Ended September 30,		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales	$352.9	$335.1	$17.8	5.3%

Cost of sales	$187.4	$174.9	$(12.5)	(7.1)%
as a percentage of sales	53.1%	52.2%
Selling, general and administrative	$85.8	$82.2	$(3.6)	(4.4)%
as a percentage of sales	24.3%	24.5%
Operating profit	$79.7	$78.0	$1.7	2.2%
Operating margin	22.6%	23.3%

Other income (expense):
Interest income	0.3	—	0.3	NM
Interest expense	(12.8)	(10.4)	(2.4)	(23.1)%
Related party interest expense	—	(3.6)	3.6	NM
Miscellaneous income, net	0.7	0.4	0.3	75.0%
Total other expense, net	(11.8)	(13.6)	1.8	13.2%
Income before income taxes	67.9	64.4	3.5	5.4%
Provision for income taxes	16.0	19.8	3.8	19.2%
Net income attributable to common shareholders	$51.9	$44.6	$7.3	16.4%
Sales increased by $17.8 million, or 5.3%, to $352.9 million in 2023. The change in sales included:
•an increase in core sales of $13.2 million, or 3.9%, driven primarily by higher volumes in our international Currency business; and
•favorable foreign currency translation of $4.6 million, or 1.4%.
Cost of sales increased by $12.5 million, or 7.1%, to $187.4 million in 2023. The increase was driven primarily by unfavorable mix and unfavorable foreign currency translation, partially offset by lower manufacturing and shipping costs, and productivity gains.
Selling, general and administrative expenses increased by $3.6 million, or 4.4%, to $85.8 million in 2023. Higher compensation and benefit costs, and professional services to support the Separation, including $2.7 million, or 3.3%, of transaction related expenses, were partially offset by restructuring savings of $2.6 million, or 3.2%, in our Crane Payment Innovations segment.
Operating profit increased by $1.7 million, or 2.2%, to $79.7 million in 2023. The increase was driven primarily by favorable pricing, lower manufacturing and shipping costs, and productivity gains in the Crane Payment Innovations segment, partially offset by higher corporate costs related to the Separation. Favorable pricing, lower manufacturing and shipping costs, and productivity gains in our Currency segment were predominantly offset by unfavorable mix related to sales to the U.S. government.
Our effective tax rate for the three months ended September 30, 2023 is lower than the prior year’s comparable period primarily due to a foreign tax credit return to provision adjustment recorded in the prior year’s comparable period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Month Periods Ended September 30,
Crane Payment Innovations

	Three Months Ended September 30,		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$189.1	$189.0	$0.1	0.1%
Services	32.5	31.8	0.7	2.2%
Total net sales	$221.6	$220.8	$0.8	0.4%
Cost of sales	$111.1	$114.1	$3.0	2.6%
as a percentage of sales	50.1%	51.7%
Selling, general and administrative	$50.8	$51.4	$0.6	1.2%
as a percentage of sales	22.9%	23.3%
Operating profit	$59.7	$55.3	$4.4	8.0%
Operating margin	26.9%	25.0%
Sales increased by $0.8 million, or 0.4%, to $221.6 million in 2023, driven by favorable foreign currency translation of $1.1 million, or 0.5%. Core sales declined slightly as favorable pricing was more than offset by lower volumes primarily driven by customers adjusting inventory levels to reflect reduced lead times.
•Sales of Payment Acceptance and Dispensing Products increased by $0.1 million, or 0.1%, to $189.1 million in 2023. The increase reflected favorable foreign currency translation of $1.1 million, or 0.6%, primarily due to the strengthening of the British pound against the U.S. dollar, partially offset by the weakening of the Japanese yen against the U.S. dollar, and lower core sales of $1.0 million, or 0.5%.
•Service revenue increased by $0.7 million, or 2.2%, to $32.5 million in 2023, primarily driven by favorable pricing.
Cost of sales decreased by $3.0 million, or 2.6%, to $111.1 million, primarily due to productivity gains, lower volumes and lower manufacturing and shipping costs, partially offset by unfavorable mix.
Selling, general and administrative expense decreased by $0.6 million, or 1.2%, to $50.8 million, primarily due to restructuring savings of $2.6 million, or 5.1%, partially offset by an increase in selling expenses primarily due to higher compensation and benefit costs, and unfavorable foreign currency translation.
Operating profit increased by $4.4 million, or 8.0%, to $59.7 million in 2023. The increase is primarily due to favorable pricing, lower manufacturing and shipping costs, and productivity gains, of $10.5 million, or 19.0%, and restructuring savings of $2.8 million, or 5.1%, partially offset by unfavorable mix of $5.6 million, or 10.1%, and lower volumes of $3.1 million, or 5.6%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Crane Currency

	Three Months Ended September 30,		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales	$131.3	$114.3	$17.0	14.9%
Cost of sales	$76.3	$60.8	$(15.5)	(25.5)%
as a percentage of sales	58.1%	53.2%
Selling, general and administrative	$22.2	$21.1	$(1.1)	(5.2)%
as a percentage of sales	16.9%	18.5%
Operating profit	$32.8	$32.4	$0.4	1.2%
Operating margin	25.0%	28.3%

Banknote and security product sales increased by $17.0 million, or 14.9%, to $131.3 million in 2023, reflecting higher core sales of $13.5 million, or 11.8%, predominantly driven by higher volumes in international markets, and favorable foreign currency translation of $3.5 million, or 3.1%, as the euro strengthened against the U.S. dollar.
Cost of sales increased by $15.5 million, or 25.5%, to $76.3 million in 2023, primarily due to unfavorable mix, higher volumes and unfavorable foreign currency translation, partially offset by lower manufacturing and shipping costs, and productivity gains.
Selling, general and administrative expense increased by $1.1 million, or 5.2%, to $22.2 million in 2023, predominantly in administrative expenses, partially offset by engineering expenses.
Operating profit increased by $0.4 million, or 1.2%, to $32.8 million in 2023, reflecting favorable pricing, lower manufacturing and shipping costs, and productivity gains of $11.3 million, or 34.9%, higher volumes of $6.5 million, or 20.1%, and favorable foreign currency translation of $1.0 million, or 3.1%. These increases were partially offset by unfavorable mix of $18.3 million, or 56.5%, as anticipated, related to higher U.S. demand for lower denomination banknotes which is expected to continue into next quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Nine Month Periods Ended September 30,
The following information should be read in conjunction with our Unaudited Consolidated and Combined Condensed Financial Statements and related notes. All comparisons below refer to the first nine months of 2023 versus the first nine months of 2022, unless otherwise specified.

	Nine Months Ended September 30,		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales	$1,034.4	$1,001.7	$32.7	3.3%

Cost of sales	$545.8	$536.8	$(9.0)	(1.7)%
as a percentage of sales	52.8%	53.6%
Selling, general and administrative	$274.2	$236.6	$(37.6)	(15.9)%
as a percentage of sales	26.5%	23.6%
Operating profit	$214.4	$228.3	$(13.9)	(6.1)%
Operating margin	20.7%	22.8%
Other income (expense):
Interest income	0.7	0.1	0.6	600.0%
Interest expense	(37.3)	(31.4)	(5.9)	(18.8)%
Related party interest expense	(2.5)	(10.9)	8.4	77.1%
Miscellaneous income, net	3.1	3.3	(0.2)	(6.1)%
Total other expense, net	(36.0)	(38.9)	2.9	7.5%
Income before income taxes	178.4	189.4	(11.0)	(5.8)%
Provision for income taxes	39.6	46.5	6.9	14.8%
Net income attributable to common shareholders	$138.8	$142.9	$(4.1)	(2.9)%
Sales increased by $32.7 million, or 3.3%, to $1,034.4 million in 2023. The change in sales included:
•an increase in core sales of $43.5 million, or 4.3%, driven primarily by favorable pricing across both segments, and
•unfavorable foreign currency translation of $10.8 million, or 1.1%.
Cost of sales increased by $9.0 million, or 1.7%, to $545.8 million in 2023. The increase was driven primarily by unfavorable mix of $53.7 million, or 10.0%, partially offset by productivity gains net of inflation, lower volumes and favorable foreign currency translation.
Selling, general and administrative expenses increased by $37.6 million, or 15.9%, to $274.2 million in 2023. The increase was driven primarily by increased administrative expenses related to higher compensation and benefit costs, and professional services to support the Separation, including transaction related expenses of $19.7 million, or 8.3%, partially offset by restructuring savings of $6.8 million, or 2.9%.
Operating profit decreased by $13.9 million, or 6.1%, to $214.4 million in 2023. The decrease was primarily driven by increased corporate costs related to the Separation and unfavorable mix in the Currency segment, partially offset by favorable pricing and productivity gains in the Crane Payment Innovations segment.
Our effective tax rate for the nine months ended September 30, 2023 is lower than the prior year’s comparable period primarily due to a foreign tax credit return to provision adjustment recorded in the prior year’s comparable period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Nine Month Periods Ended September 30,
Crane Payment Innovations

	Nine Months Ended September 30,		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$574.9	$552.0	$22.9	4.1%
Services	96.4	91.2	5.2	5.7%
Total net sales	$671.3	$643.2	$28.1	4.4%
Cost of sales	$330.3	$332.8	$2.5	0.8%
as a percentage of sales	49.2%	51.7%
Selling, general and administrative	$154.7	$154.8	$0.1	0.1%
as a percentage of sales	23.0%	24.1%
Operating profit	$186.3	$155.6	$30.7	19.7%
Operating margin	27.8%	24.2%
Sales increased by $28.1 million, or 4.4%, to $671.3 million in 2023, driven by higher core sales of $38.3 million, or 6.0%, offset by unfavorable foreign currency translation of $10.2 million, or 1.6%.
•Sales of Payment Acceptance and Dispensing Products increased $22.9 million, or 4.1%, to $574.9 million in 2023. The increase reflected higher core sales of $33.1 million, or 6.0%, primarily due to favorable pricing, partially offset by unfavorable foreign currency translation of $10.2 million, or 1.8%, primarily reflecting the weakening of the Japanese Yen, British pound and Australian dollar against the U.S. dollar.
•Service revenue increased by $5.2 million, or 5.7%, to $96.4 million in 2023, primarily driven by favorable pricing.
Cost of sales decreased by $2.5 million, or 0.8%, to $330.3 million, as favorable foreign currency translation, lower volumes and productivity gains were partially offset by increased manufacturing costs and unfavorable mix.
Selling, general and administrative expense decreased by $0.1 million, or 0.1%, to $154.7 million in 2023, primarily reflecting restructuring savings of $6.8 million, or 4.4%, and favorable foreign currency translation of $1.1 million, or 0.7%, offset by increased administrative and selling costs primarily including higher compensation and benefit costs.
Operating profit increased by $30.7 million, or 19.7%, to $186.3 million in 2023. The increase primarily reflected favorable pricing net of inflation, and productivity gains of $41.6 million, or 26.7%, and restructuring savings of $7.2 million, or 4.6%, partially offset by unfavorable mix of $12.4 million, or 8.0%, unfavorable foreign currency translation of $3.3 million, or 2.1%, and lower volumes of $2.0 million, or 1.3%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Crane Currency

	Nine Months Ended September 30,		Favorable/(Unfavorable) Change
(dollars in millions)	2023	2022	$	%
Net sales	$363.1	$358.5	$4.6	1.3%
Cost of sales	$215.5	$204.0	$(11.5)	(5.6)%
as a percentage of sales	59.4%	56.9%
Selling, general and administrative	$62.5	$57.5	$(5.0)	(8.7)%
as a percentage of sales	17.2%	16.0%
Operating profit	$85.1	$97.0	$(11.9)	(12.3)%
Operating margin	23.4%	27.1%

Banknote and security product sales increased by $4.6 million, or 1.3%, to $363.1 million in 2023, reflecting higher core sales of $5.2 million, or 1.5%, predominantly driven by higher volumes in international markets, partially offset by unfavorable foreign currency translation of $0.6 million, or 0.2%.
Cost of sales increased by $11.5 million, or 5.6%, to $215.5 million in 2023, primarily due to unfavorable mix, partially offset by productivity gains net of inflation, and favorable fixed cost leverage resulting from increased backlog. Unfavorable mix related to higher U.S. demand for lower denomination banknotes is expected to continue through the remainder of 2023.
Selling, general and administrative expense increased by $5.0 million, or 8.7%, to $62.5 million in 2023, primarily in administrative and selling costs including higher compensation and benefit costs.
Operating profit decreased by $11.9 million, or 12.3%, to $85.1 million in 2023, reflecting unfavorable mix of $41.2 million, or 42.5%, and lower volumes of $2.5 million, or 2.6%, both driven by lower sales to the U.S. government, as anticipated, partially offset by favorable pricing net of inflation, and productivity gains, of $31.5 million, or 32.5%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by (used for):
Operating activities	$197.8	$230.9
Investing activities	(16.1)	(12.2)
Financing activities	(176.5)	(88.6)
Effect of exchange rates on cash and cash equivalents	(6.9)	(35.0)
(Decrease) increase in cash and cash equivalents	$(1.7)	$95.1

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
Our current cash balance, together with cash we expect to generate from future operations along with our borrowings available under our revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements. In the three months ended September 30, 2023, we drew down and subsequently repaid $20 million on our revolving credit facility.
In March 2023, we entered into a new senior secured credit agreement, which provides for a $500 million, five-year revolving credit facility and a $350 million, three-year term loan facility. Funding under each facility became available in connection with the Separation, upon the satisfaction of customary conditions of facilities of this type. On March 31, 2023, we borrowed the full amount of the Term Facility. During the three-and-nine months ended September 30, 2023, we repaid $125 million and $175 million, respectively, of the Term Facility.
On April 3, 2023, prior to the consummation of the Separation, SpinCo paid a dividend to Holdings in the amount of $275 million.
On April 4, 2023, we redeemed all our outstanding 4.45% senior notes due 2023, of which $300 million aggregate principal amount was outstanding upon redemption.
Operating Activities
Cash provided by operating activities was $197.8 million in the first nine months of 2023, as compared to $230.9 million during the same period last year. The decrease in cash provided by operating activities was primarily driven by higher cash used for operating working capital supporting higher levels of demand.
Investing Activities
Cash provided by investing activities consists of cash used for capital expenditures. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems. Cash used for investing activities was $16.1 million in the first nine months of 2023, as compared to $12.2 million in the comparable period of 2022.
Financing Activities
Cash used for financing activities consists primarily of repayments of indebtedness, proceeds from the issuance of long-term debt and debt issuance cost on new credit facilities. Cash used for financing activities was $176.5 million during the first nine months of 2023 compared to $88.6 million in the comparable period of 2022. The increase in cash used for financing activities was primarily driven by repayments of debt.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2023, there have been no changes in Crane NXT’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 11, “Commitments and Contingencies,” of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
Item 1A. Risk Factors
Information regarding risk factors appears in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Share Repurchases
We did not make any open-market share repurchases of our common stock during the quarter ended September 30, 2023. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
During the fiscal quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

CRANE NXT, CO.
REGISTRANT

Date
November 6, 2023	By	/s/ Aaron Saak
Aaron Saak
President and Chief Executive Officer

Date	By	/s/ Christina Cristiano
November 6, 2023		Christina Cristiano
Senior Vice President and Chief Financial Officer