Form 10-K
period 2023-12-31
Crane NXT, Co.
filed 2024-02-22
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________ .
Commission file number 1-1657
CRANE NXT, CO.
(Exact name of Registrant as specified in its charter)

Delaware			88-0706021
State of or other jurisdiction of incorporation or organization:			(I.R.S. Employer identification No.)
950 Winter Street 4th Floor North	Waltham	MA	02451
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (781) 755-6868
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $1.00	CXT	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐         No    ☒
Based on the closing stock price of $56.44 on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $2,723,513,924.
The number of shares outstanding of the registrant’s common stock, par value $1.00, was 56,937,956 at January 31, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2023.

FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K contains information about Crane NXT, Co., some of which includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements other than historical information or statements about our current condition. You can identify forward-looking statements by the use of terms such as: “intends,” “believes,” “contemplates,” “expects,” “may,” “plans,” “seeks,” “will,” “could,” “should,” “would,” or “anticipates,” other similar phrases, or the negatives of these terms. Any forward-looking statement speaks only as of the date of this report, and we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. You are advised, however, also to consult any further disclosures we make on related subjects in our reports to the Securities and Exchange Commission.
We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties. These statements should be considered in conjunction with the discussion in Part I, the information set forth under Item 1A, “Risk Factors” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:
•Macroeconomic fluctuations may harm our business, results of operations and stock price;
•Demand for our products is variable and subject to factors beyond our control, which could result in unanticipated events significantly impacting our results of operations;
•Fluctuation in the prices of, or our ability to source, our components and raw materials, and delays in the distribution of our products could adversely affect our results of operations;
•Information systems and technology networks failures and breaches in data security, personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information, or a violation of our privacy and security policies with respect to such information, could adversely affect us;
•We conduct a substantial portion of our business outside the U.S. and face risks inherent in non-domestic operations;
•We may be unable to successfully develop and introduce new products, which would limit our ability to grow and maintain our competitive position and adversely affect our financial condition, results of operations and cash flow;
•We compete with other industrial technology businesses for highly qualified employees in the countries in which we operate, and we may not be able to retain our personnel or hire and retain additional personnel needed for us to sustain and grow our business as planned;
•We may be unable to identify or to complete acquisitions, or to successfully integrate the businesses we acquire;
•Our businesses are subject to governmental regulation; failure to comply with those regulations, as well as changes in those regulations, could adversely affect our financial condition, results of operations, cash flows and reputation;
•Our operations expose us to the risk of litigation, claims and investigations, including those related to product liability and warranties, and employee, commercial, intellectual property and environmental matters, that could adversely affect our financial condition, results of operations, cash flows and reputation. We may not have sufficient insurance coverage or indemnification rights to cover such claims;
•We may be unable to improve productivity, reduce costs and align manufacturing capacity with customer demand;
•Our business could be harmed if we are unable to protect our intellectual property;
•We face significant competition which may adversely impact our financial condition, results of operations, and cash flows in the future;
•Our future results of operations and financial condition could be adversely impacted by intangible asset impairment charges;
•Additional tax expense or exposures could affect our financial condition, results of operations and cash flows;

•If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected; and
•We are subject to risks related to the Separation that could negatively impact our results including not obtaining the intended tax treatment of the Separation transaction, failure of Crane Company to perform under the various transaction agreements and actual or potential conflicts of interest with Crane Company.
While the list of factors presented here and elsewhere in this report is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements.

Part I
References herein to “Crane NXT,” “we,” “us” and “our” refer to Crane NXT, Co. and its subsidiaries, including when Crane NXT, Co. was named “Crane Holdings, Co.” unless the context implies otherwise. References to the “Business” refer to our business, including prior to the Separation (as defined herein) when it was a business of Crane Holdings, Co. References herein to “Holdings” refer to Crane Holdings, Co. and its subsidiaries prior to the consummation of the Separation unless the context implies otherwise. Amounts in the following discussion are presented in millions, except employee, square feet, number of properties, share and per share data, or unless otherwise stated.

Information about our Executive Officers

Name	Position	Business Experience	Age	Executive Officer Since
Aaron W. Saak	President and Chief Executive Officer	President and Chief Executive Officer of Crane NXT since November 2022. President and Chief Executive Officer, Mobility Solutions at Vontier Corporation (a global industrial technology company) from June 2022 to November 2022, and President of Gilbarco Veeder-Root (a subsidiary of Vontier) from February 2018 to June 2022.	50	2022
Christina Cristiano	Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer of Crane NXT since March 2023. Vice President, Controller and Principal Accounting Officer from May 2019 to March 2023. Vice President, Controller of Global Accounting and Statutory Reporting of Thomson Reuters (a global technology and information company) from 2009 to May 2019.	51	2023
Kurt F. Gallo	Senior Vice President	Senior Vice President, Crane Payment Innovations and Crane Currency since April 2019. President, Crane Payment Solutions since 2012 and its successor, Crane Payment Innovations since 2014.	59	2019
Paul G. Igoe	Senior Vice President, General Counsel and Secretary	Senior Vice President, General Counsel and Secretary of Crane NXT since March 2023. Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of Excelitas Technologies Corp. (an industrial technology manufacturer) from 2018 to March 2023.	61	2023
Jennifer Kartono	Senior Vice President, Chief Human Resources Officer	Senior Vice President, Chief Human Resources Officer since April 2023. Senior Vice President, Global Human Resources of Iron Mountain Incorporated (a global provider of information management and storage) from January 2018 to April 2023.	54	2023
Bianca Shardelow	Vice President, Controller and Chief Accounting Officer	Vice President, Controller and Chief Accounting Officer since April 2023. Chief Audit Executive from October 2019 to April 2023. Global Business Unit Controller of Refinitiv (a global provider of financial markets data and infrastructure) from October 2018 to October 2019.	45	2023

Item 1. Business
General
Crane NXT is a premier industrial technology company that provides proprietary and trusted technology solutions to secure, detect, and authenticate what matters most to its customers. The company is a pioneer in advanced, proprietary micro-optics technology for securing physical products, and its sophisticated electronic equipment and associated software leverages proprietary core capabilities with detection and sensing technologies. We are comprised of two reporting segments: Crane Payment Innovations (“CPI”) and Crane Currency.
We are committed to delivering shareholder value by focusing on our proprietary and differentiated technology and investing in core businesses to capitalize on opportunities to enhance organic growth. We maintain a strong balance sheet with financial flexibility, allowing us the ability to expand the business through strategic acquisitions into higher-growth adjacencies. We continuously evaluate our portfolio, pursue acquisitions that complement our existing businesses and are accretive to our growth profile, and selectively divest businesses where appropriate. We foster a performance-based culture with clearly defined values and utilize our well-established Crane Business System (CBS) to drive operational excellence and profitable growth.
Recent Transactions
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
Credit Facilities
We are party to a senior secured credit agreement (the “Credit Agreement”) entered into on March 17, 2023, which provides for (i) a $500 million, five-year revolving credit facility (the “Revolving Facility”) and (ii) a $350 million, 3-year term loan facility (the “Term Facility”), funding under each of which became available in connection with the Separation, upon the satisfaction of customary conditions of facilities of this type. On March 31, 2023, we borrowed the full amount of the Term Facility and $245.0 million was repaid as of December 31, 2023.
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
Transition Services Agreement
The Transition Services Agreement provides for the transition of Holdings into two independent, publicly-traded companies following the consummation of the Separation, and provides each party time to replace certain assets and employees that have been allocated to the other party. Under the Transition Services Agreement, we agreed with SpinCo to provide transition service support to the other for various periods of time of up to 18 months in the areas of finance, tax, human resources, legal and information technology. Such services are provided on customary commercial terms, and each such service can be terminated prior to the expected termination date of such service if it is no longer required. The Transition Services Agreement was negotiated in the context of a parent-subsidiary relationship and in the context of the Separation. Transactions under this agreement did not have a material impact to our financial statements and services were substantially completed as of December 31, 2023.
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
Reportable Segments
For additional information on recent business developments and other information about us and our business, please refer to the information set forth under the captions, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7 of this report, as well as in Part II, Item 8 under Note 3, “Segment Information,” in the Notes to Consolidated and Combined Financial Statements for sales, operating profit and assets employed by each segment. Crane NXT, Co. operates through two reportable segments.
Crane Payment Innovations
CPI provides electronic equipment and associated software leveraging extensive and proprietary core capabilities with various detection and sensing technologies for applications including verification and authentication of payment transactions. CPI also provides advanced automation solutions, and processing systems, field service solutions, and remote diagnostics and productivity software solutions. Key research and development and manufacturing facilities are located in the United States, the United Kingdom, Mexico, Japan, and Germany, with additional sales offices across the world.
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
We are a leader in a number of distinct areas including materials and surface technology applied for anti-counterfeiting applications, differentiated capabilities in the design and manufacturing of detection systems, and image recognition software built on advance algorithms to authenticate products. Our products are sold into primary end markets which include payment automation solutions, banknote design and production, along with a wide range of consumer related and financial services end markets. As such, our revenues depend on numerous unpredictable factors, including changes in market demand, general economic conditions, customer capital spending, timing and amount of contract awards and credit availability. Since our products are sold in such a wide variety of markets, we do not believe that we can reliably quantify or predict the potential effects of changes in any of the aforementioned factors. Our engineering and product development activities are focused on improving existing products, customizing existing products for particular customer requirements, as well as the development of new products. We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property, no one of which is of such importance that termination would materially affect our business. From time to time, however, we do engage in litigation to protect our intellectual property.
Raw Materials
Our manufacturing operations employ a wide variety of raw materials, including steel, copper, electronic components, aluminum, plastics, cotton, flax and various petroleum-based products. We purchase raw materials from a large number of independent sources around the world. Although market forces have at times, including in 2023, caused increases in the costs of key raw materials, there have been no raw materials shortages that have had a material adverse impact on our business. We believe that we will generally be able to obtain adequate supplies of major raw material requirements or reasonable substitutes at acceptable costs. For a further discussion of risks related to raw materials, please refer to Item 1A. “Risk Factors.”
Government Contracts
We have agreements relating to the sale of products to government entities, primarily involving products in our Currency segments. As a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws and regulations governing government contracts differ from those governing private contracts. For example, some government contracts require disclosure of cost and pricing data and impose certain sourcing conditions that are not applicable to private contracts. Our failure to comply with these laws could result in suspension of these contracts, criminal or civil sanctions, administrative penalties and fines or suspension or debarment from government contracting or subcontracting for a period of time. For a further discussion of risks related to compliance with government contracting requirements, please refer to Item 1A. “Risk Factors.”
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
For further discussion of environmental related risks, please refer to Item 1A. “Risk Factors.” For further discussion of our environmental matters, please refer to Part II, Item 8 under Note 12, “Commitments and Contingencies,” in the Notes to Consolidated and Combined Financial Statements.
Human Capital Resources
To remain a premier industrial technology company, it is important that we continue to attract, develop, and retain exceptional talent across our global enterprise.
The Company has a diverse global workforce located in 29 countries, spanning six continents. At December 31, 2023, we employed approximately 4,000 persons worldwide, of which substantially all were full time employees. In the United States, we employed approximately 2,000 people across 56 locations. Employees based in some foreign countries may, from time to time, be represented by works councils or unions or subject to collective bargaining agreements. We consider our relations with our employees to be good.
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

The manufacture and production of our products requires the use of a variety of tools, equipment, materials, and supplies. At Crane NXT, we are strongly committed to the health and safety of our associates and strive to continuously adhere to global regulatory safety requirements and to reduce the incidence and severity of job-related injuries. We utilize strict compliance protocols, training programs, effective risk management practices, and sound science in our operations to minimize risk to our associates.
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
We also make our filings available free of charge through our Internet website, as soon as reasonably practicable after filing such material electronically with, or furnishing such material, to the SEC. Also posted on our website are our Corporate Governance Guidelines, Standards for Director Independence, Crane NXT, Co. Code of Ethics and the charters and a brief description of each of the Audit Committee, the Management Organization and Compensation Committee and the Nominating and Governance Committee. These items are available in the “Investors – Corporate Governance” section of our website at www.cranenxt.com. The content of our website is not part of this report.

Item 1A. Risk Factors
Our business, financial condition, results of operations and cash flows may be affected by a number of factors including but not limited to those set forth below. This discussion should be considered in conjunction with the discussion under the caption “Forward-Looking Information” preceding Part I, the information set forth under Item 1, “Business” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks comprise the material risks of which we are aware. If any of the events or developments described below or elsewhere in this Annual Report on Form 10-K, or in any documents that we subsequently file publicly were to occur, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Relating to Our Business
Macroeconomic fluctuations may harm our business, results of operations and stock price.
Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, trade policies, levels of consumer and business confidence, commodity prices and availability, inflationary pressures, exchange rates, levels of government spending and deficits, political conditions, extraordinary public health issues such as large-scale health epidemics or pandemics and other challenges that could affect the global economy including impacts associated with any economic sanctions imposed against Russia, including any territory within the Ukraine that Russia has occupied, in response to their invasion of the Ukraine. These economic and geopolitical conditions could affect businesses such as ours in a number of ways. Such conditions could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations, grow through operations or refinance maturing debt balances at economically favorable interest rates. In addition, restrictions on credit availability could adversely affect the ability of our customers to obtain financing for significant purchases and could result in decreases in or cancellation of orders for our products and services as well as impact the ability of our customers to make payments. Similarly, credit restrictions may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy.
Demand for our products is variable and subject to factors beyond our control, which could result in unanticipated events significantly impacting our results of operations.
A substantial portion of our sales is concentrated in industries that are cyclical in nature or subject to market conditions which may cause customer demand for our products to be volatile. Reductions in demand by these industries would reduce the sales and profitability of our business. Our CPI business could be affected by sustained weakness in certain geographic markets or certain end markets such as gaming, retail or banking, as well as low employment levels, office occupancy rates and factors affecting vending operator profitability such as higher fuel, food and equipment financing costs; results could also be impacted by unforeseen advances in payment processing technologies. In addition, our results in Currency are subject to significant variability due to the timing and size of contract awards by central banks for banknote production and actual order rates, particularly with the U.S. government.
Fluctuation in the prices of, or our ability to source, our components and raw materials, and delays in the distribution of our products could adversely affect our results of operations.
Our operations require significant amounts of necessary components and raw materials that are critical to our profitability and can fluctuate in price. Our costs are affected by price fluctuations of metals such as steel and copper as well as other raw materials such as electronic components, cotton and flax. We have seen a period of sustained price increases for components and raw materials, which has resulted in, and may continue to result in, increased costs for us. We deploy a continuous, company-wide process to secure an adequate supply of raw materials at prices which are favorable to us, to source our components and raw materials from fewer suppliers, and to obtain parts from suppliers in low-cost countries where possible. If we are unable to timely source these components or raw materials, whether resulting from more stringent regulatory requirements; supplier financial condition; disruptions in transportation; an outbreak of a severe public health pandemic; severe weather; or the occurrence or threat of wars, including Russia’s invasion of Ukraine or other conflicts, our operations may be disrupted, or we could experience a delay or temporary stoppage in certain of our manufacturing operations. If the prices of critical components and raw materials continue to increase or we are unable to pass increased costs of components and raw materials to customers, our results of operations could be adversely affected. Additionally, a disruption within our supply chain network could adversely affect our results of operations.

Information systems and technology networks failures and breaches in data security, personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information, or a violation of our privacy and security policies with respect to such information, could adversely affect us.
We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and, in the normal course of our business, we collect and retain certain types of personally identifiable and other information pertaining to our customers, stockholders and employees. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. A theft, loss, fraudulent use or misuse of customer, vendor, employee or our proprietary data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in costs, fines, litigation or regulatory action against us. Security breaches can create system disruptions and shutdowns that could result in disruptions to our operations. We cannot be certain that advances in criminal capabilities, new vulnerabilities or other developments will not compromise or breach the security solutions protecting our information technology, networks and systems. A cyber-attack on our information systems technology or those of our partners, vendors, or suppliers could adversely affect our ability to process orders, maintain proper levels of inventory, collect accounts receivable and pay expenses, all of which could have an adverse effect on our results of operations, financial condition and cash flows. Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure by hackers; viruses; breaches due to employee error or actions; or other disruptions could seriously harm our operations as well as the operations of our customers and suppliers. Such serious harm can involve, among other things, misuse of our assets, business disruptions, loss of data, unauthorized access to trade secrets and confidential business information, unauthorized access to personal information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, reputational harm, loss of sales, remediation and increased insurance costs, and interference with regulatory compliance. We have experienced and expect to continue to experience some of these types of cybersecurity threats and incidents, which could be material in the future.
We conduct a substantial portion of our business outside the U.S. and face risks inherent in non-domestic operations.
Net sales by destination outside the U.S. were 44% of our consolidated amounts in 2023. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. In addition, our operations outside the U.S. are subject to the risks associated with conducting business internationally, including, but not limited to:
•economic and political instability, including the risk of geopolitical conflict or territorial incursions, in the countries and regions in which we operate;
•the risks of fluctuations in foreign currency exchange rates, primarily the euro, the British pound, the Japanese yen, and the Swedish krona, could adversely affect our reported results, as amounts earned in other countries are translated into U.S. dollars for reporting purposes; and
•changes in the U.S. government's approach to trade policy, including in some cases renegotiating and terminating certain existing bilateral or multi-lateral trade agreements. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs (including in Mexico where our facility operates under the Mexican Maquiladora program, which provides for reduced tariffs and eased import regulations) or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may be unable to successfully develop and introduce new products, which would limit our ability to grow and maintain our competitive position and adversely affect our financial condition, results of operations and cash flow.
Our growth depends, in part, on continued sales of existing products, as well as the successful development and introduction of new products or technologies, which face the uncertainty of customer acceptance and reaction from competitors. Any delay in the development or launch of a new product could result in our not being the first to market, which could compromise our competitive position. The inability of new products to meet targeted performance measures, or the discovery of a successful counterfeit of our security technology products, could cause reputational harm and hurt future sales. Further, the development and introduction of new products may require us to make investments in specialized personnel and capital equipment, increase marketing efforts and reallocate resources away from other uses. We also may need to modify our systems and strategy in light of new products that we develop. If we are unable to develop and introduce new products in a cost-effective manner or otherwise manage effectively the operations related to new products, our financial condition, results of operations and cash flows could be adversely impacted.

We compete with other industrial technology businesses for highly qualified employees in the countries in which we operate, and we may not be able to retain our personnel or hire and retain additional personnel needed for us to sustain and grow our business as planned.
Our business segments and corporate offices are dependent upon highly qualified personnel, and we generally are dependent upon the continued efforts of key management employees. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, and other government regulations. We have recently observed an overall tightening and increasingly competitive labor market which has, and could continue to result in, higher compensation costs. While we believe we have a robust intellectual capital process, we may have difficulty retaining key personnel or locating and hiring additional qualified personnel. The loss of the services of any of such personnel or our failure to attract and retain other qualified and experienced personnel on acceptable terms could impair our ability to successfully sustain and grow our business, which could have an adverse effect on our results of operations and financial condition.
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
Our businesses are subject to governmental regulation; failure to comply with those regulations, as well as changes in those regulations, could adversely affect our financial condition, results of operations, cash flows and reputation.
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
Our business is directly and indirectly exposed to changes in government regulations; for example, changes in gaming regulations could influence the spending patterns of our casino operator customers, or changes in anti-money laundering regulations could result in additional technical requirements for our products. We are also subject to investigation and audit for compliance with the requirements governing government contracts, including requirements related to procurement integrity, manufacturing practices and quality procedures, export control, employment practices, the accuracy of records and the recording of costs and information security requirements. A failure to comply with these requirements could result in suspension of these contracts, and suspension or debarment from government contracting or subcontracting. Failure to comply with any of these regulations could result in civil and criminal liability, monetary and non-monetary penalties, fines, disruptions to our business, limitations on our ability to export products and services, and damage to our reputation.
Our operations expose us to the risk of litigation, claims and investigations, including those related to product liability and warranties, and employee, commercial, intellectual property and environmental matters, that could adversely affect our financial condition, results of operations, cash flows and reputation. We may not have sufficient insurance coverage or indemnification rights to cover such claims.
•Defending these lawsuits and becoming involved in these investigations may divert our management’s attention, and may cause us to incur significant expenses. In addition, we may be required to pay damage awards, penalties or settlements, or become subject to injunctions or other equitable remedies, that could cause reputational harm and have a material adverse effect on our business, financial condition, results of operations and cash flows.
•Our operations are subject to extensive environmental and health and safety laws and regulations, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes. We must also comply with various health and safety regulations in the U.S. and abroad. The costs of compliance with these regulations results in ongoing costs that may increase over time. Failure to comply with any of these laws could result in civil and criminal liability, substantial monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices will not exceed our estimates or adversely affect our financial condition, results of operations and cash flows.
•We face an inherent business risk of exposure to product liability or other claims in the event our products are alleged to be defective or the use of our products is alleged to have resulted in harm to others or to property. We may in the future incur liability if product liability lawsuits against us are successful. In addition, consistent with industry practice, we provide warranties on many of our products and we may experience costs of warranty or breach of contract claims if our products have defects in manufacture or design or they do not meet contractual specifications. We estimate our future warranty costs based on historical trends and product sales, but we may fail to accurately estimate those costs and thereby fail to establish adequate warranty reserves for them.
•While we maintain insurance coverage with respect to certain liability claims, that insurance coverage may not be adequate to cover all claims that may arise or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liabilities not covered by insurance or that exceed our established reserves could have an adverse effect on our financial condition, results of operations and cash flows.
We may be unable to improve productivity, reduce costs and align manufacturing capacity with customer demand.
We are committed to continuous productivity improvement, and we continue to evaluate opportunities to reduce costs, simplify or improve global processes, and increase the reliability of order fulfillment and satisfaction of customer needs. In order to operate more efficiently and control costs, from time to time we execute restructuring activities, which include workforce reductions and facility consolidations. For example, we recorded pre-tax restructuring charges in 2023 and 2022 related to our 2022 restructuring program. While these are proactive actions to increase our productivity and operating effectiveness, our inability to adequately respond to potential declines in global demand for our products and services and properly align our cost base could have an adverse effect on our financial condition, results of operations and cash flows.
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
As of December 31, 2023, we had goodwill and other intangible assets, net of accumulated amortization, of $1,150.1 million, which represented approximately 54% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have an adverse effect on our financial condition and results of operations.
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
We are subject to risks related to the Separation that could negatively impact our results including not obtaining the intended tax treatment of the Separation transaction, failure of Crane Company to perform under the various transaction agreements and actual or potential conflicts of interest with Crane Company.
•In connection with the Separation, we received an Internal Revenue Service (the “IRS”) ruling (the “IRS Ruling”) on certain issues relevant to the qualification of the distribution under sections 368(a)(1)(D) and 355 of the Internal Revenue Code, based on certain facts and representations set forth in such request. The IRS Ruling does not address all of the requirements relevant to the qualification of the distribution for the intended tax treatment. It was a condition to the completion of the distribution that Crane Holdings, Co. receive a tax opinion regarding the tax treatment of the distribution (the “Tax Opinion”). The Tax Opinion relied on certain facts, assumptions, representations and undertakings from us and Crane Company, including those regarding the past and future conduct of the companies’ respective businesses and other matters. Notwithstanding the Tax Opinion, the IRS could determine that the distribution or any such related transaction is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the Tax Opinion. If the distribution or any of the above referenced related transactions is determined to be taxable for U.S. federal income tax purposes, we could incur significant U.S. federal income tax liabilities.
•We and Crane Company entered into certain agreements in connection with the separation transaction, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, an intellectual property matters agreement and an employee matters agreement, which provide for certain obligations of each company for the benefit of the other for a period of time after the completion of the separation transaction. If Crane Company is unable, or otherwise fails, to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses and experience an adverse impact on our financial condition, results of operations and cash flows.
•Crane Company is not restricted from competing with us. If Crane Company in the future decides to engage in the type of business we conduct, it may have a competitive advantage over us, which may cause our business, financial condition and results of operations to be materially adversely affected.

Because of their positions with us prior to the completion of the separation transaction, certain of our executive officers and directors have a financial interest in shares of Crane Company common stock. Continuing ownership of shares of Crane Company common stock and equity awards could create, or appear to create, potential conflicts of interest if we and Crane Company pursue the same corporate opportunities or face decisions that could have different implications for Crane Company and us.
Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
Cybersecurity Oversight
Our Board of Directors is responsible for ensuring that the Company has effective procedures for assessing and managing risks to the Company’s operations, financial position, and reputation. The Board has charged the Audit Committee with responsibility for monitoring the Company’s processes and procedures for risk assessment and risk management. Cybersecurity represents an important component of our overall approach to enterprise risk management. The Audit Committee receives regular reports, including twice annually from our Chief Information Security Officer (“CISO”), on a wide range of cybersecurity topics, including our cybersecurity program’s performance, emerging threats, capability enhancements, recent developments, evolving standards, technological trends and other relevant topics. The Audit Committee also receives an update at least quarterly on the Company’s cybersecurity metrics and key performance indicators. Executive leadership is continually apprised of developments pertaining to our cybersecurity program through electronic communications and senior leadership meetings.
Cybersecurity Roles and Capabilities
Our CISO, in coordination with members of our senior leadership team such as our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and General Counsel (“GC”), works collaboratively across the Company to operate a program designed to protect our business from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity risk management program, multidisciplinary teams are deployed to address cybersecurity threats. Through ongoing communications with these teams, our CISO and senior leadership team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time.
Our CISO is responsible to communicate potential and actual cybersecurity incidents to our senior leadership team in a prompt manner. We have established internal reporting processes so that the Board of Directors and the Audit Committee promptly will receive information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. Such processes are evaluated on a regular basis. In the event of a cybersecurity incident, the materiality of the incident will be evaluated and determined with appropriate input from the CEO, CFO, GC, CISO and other key participants in our cybersecurity program, including outside advisors to the extent appropriate.
Our CISO, reporting to our CFO, leads our cybersecurity program. Our CISO has more than 20 years of cybersecurity experience and holds CISSP (2002) and CISM (2009) certifications. The cybersecurity team reporting to our CISO is staffed by highly skilled cybersecurity professionals, including both internal staff and external partners. Many team members have one or more industry recognized cybersecurity certifications such as Certified Information Systems Security Professional (CISSP), Global Information Assurance Certification (GIAC), Certified Information Security Manager/Auditor (CISM/CISA). In addition, our CEO, CFO and GC each hold undergraduate and graduate degrees in their respective fields, and each have extensive experience managing risks at Crane NXT and at similar companies.
Our security operations team is responsible for detecting, mitigating, and responding to cybersecurity threats through a network of technologies, capabilities, and best practices on a 24/7 basis. This team consists of both internal employees located in several countries as well as a partner organization who supports our security operations team 24/7.
Cybersecurity Risk Management and Strategy
Our cybersecurity policies, standards, processes and practices are fully integrated into our enterprise risk management programs and are based on recognized frameworks and other applicable standards. Our cybersecurity program has comprehensive processes for assessing, identifying, and managing material risks from cybersecurity threats. Our cybersecurity program utilizes a risk-based, multi-layered information security approach following the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) and the Center for Internet Security (CIS) critical security controls. Our program has adopted and implemented an approach to identify and mitigate cybersecurity risks that include commercially reasonable technologies for companies with similar risk profiles.
Our cybersecurity program is regularly assessed through activities such as penetration tests, internal audit assessments, an annual external PCI compliance audit in the CPI business, and ISO 27001 re-certification in the Currency business. The results of these assessments are reported to our Audit Committee, and we adjust our cybersecurity policies, standards, processes and practices to reduce cybersecurity risk based on the information provided by these exercises and assessments. Our cybersecurity team also conducts an annual incident response exercise that includes executive leaders to ensure alignment should we experience a cybersecurity incident.
We provide regular training and awareness for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.
Cybersecurity Identified Risks
As of the date of the filing of this Current Report on Form 10-K, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected, nor are they reasonably likely to affect, us, including our business strategy, results of operations, or financial conditions.
We could be adversely affected in the future by any information system or technology network failure or breach in data security, including any such failure or breach involving personally identifiable or other confidential information, any non-compliance with our contractual or other legal obligations regarding such information, or any violation of our privacy and security policies with respect to such information. See also Item 1A, Risk Factors, “Information systems and technology networks failures and breaches in data security, personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information, or a violation of our privacy and security policies with respect to such information, could adversely affect us.”

Item 2. Properties
The following is a summary of our principal facilities as of December 31, 2023:

	Facilities - Owned
Location	Crane Payment Innovations		Crane Currency		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	2	663,558	6	852,773	—	—	8	1,516,331
Europe	2	242,212	1	490,501	—	—	3	732,713
Other international	2	294,666	—	—	—	—	2	294,666
	6	1,200,436	7	1,343,274	—	—	13	2,543,710
Non-Manufacturing
United States	3	135,689	3	18,811	—	—	6	154,500
Europe	1	11,000	—	—	—	—	1	11,000
	4	146,689	3	18,811	—	—	7	165,500

	Facilities - Leased
Location	Crane Payment Innovations		Crane Currency		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	—	—	1	141,049	—	—	1	141,049
Europe	—	—	1	269,098	—	—	1	269,098
	—	—	2	410,147	—	—	2	410,147
Non-Manufacturing
United States	37	203,373	1	119,528	3	18,503	41	341,404
Canada	2	11,704	—	—	—	—	2	11,704
Europe	1	20,053	—	—	—	—	1	20,053
Other international	6	23,257	—	—	—	—	6	23,257
	46	258,387	1	119,528	3	18,503	50	396,418

In our opinion, these properties have been well maintained, are in good operating condition and contain all necessary equipment and facilities for their intended purposes.

Item 3. Legal Proceedings.
Discussion of legal matters is incorporated by reference to Part II, Item 8 under Note 12, “Commitments and Contingencies,” in the Notes to Consolidated and Combined Financial Statements.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Crane NXT, Co. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol "CXT". As of December 31, 2023, there were 1,561 holders of record of Crane NXT, Co. common stock.
Stock Performance Graph
The following chart compares the total stockholder returns (stock price increase plus reinvested dividends) on our common stock from April 4, 2023, the date our stock commenced regular-way trading on the NYSE, through December 31, 2023 with the total stockholder returns for the S&P 500 Index and the S&P MidCap 400 Capital Goods Index.  The graph assumes that the value of the investment in the common stock and each index was $100 on April 4, 2023 and that all dividends were reinvested.

COMPARISON OF MONTHLY CUMULATIVE TOTAL RETURN
Among Crane NXT, Co., S&P 500, and S&P MidCap 400 Capital Goods
April 2023 to December 2023

175
125
75
DOLLARS
Apr-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23
Crane NXT, Co.
S&P 500
S&P MidCap 400 Capital Goods

		Apr-23	Apr-23	May-23	Jun-23	Jul-23	Aug-23	Sep-23	Oct-23	Nov-23	Dec-23
Crane NXT, Co.	($)	100	119	133	142	149	150	141	132	130	144
S&P 500	($)	100	101	102	108	112	110	105	103	112	117
S&P MidCap 400 Capital Goods	($)	100	100	99	114	118	118	110	102	113	126

Purchases of Equity Securities
None

Equity Compensation Plans
For information regarding equity compensation plans, see Item 12 of this annual report on Form 10-K.

Item 6. [Reserved]

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated and combined financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.
We are a leading provider of trusted technology solutions to secure, detect, and authenticate our customers’ most valuable assets. Our primary end markets include central banks and a wide range of consumer related end markets including retail and gaming. Our operations are comprised of two segments, Crane Payment Innovations (“CPI”) and Crane Currency:
•CPI provides electronic equipment and associated software leveraging extensive and proprietary core capabilities with various detection and sensing technologies for applications including verification and authentication of payment transactions. CPI also provides advanced automation solutions, and processing systems, field service solutions, and remote diagnostics and productivity software solutions.
•Crane Currency provides advanced security solutions based on proprietary technology for securing physical products, including banknotes, consumer goods and industrial products.
We are committed to delivering shareholder value by focusing on our proprietary and differentiated technology and investing in core businesses to capitalize on opportunities to enhance organic growth. We maintain a strong balance sheet with financial flexibility, allowing us the ability to expand the business through strategic acquisitions into higher-growth adjacencies. We continuously evaluate our portfolio, pursue acquisitions that complement our existing businesses and are accretive to our growth profile, and selectively divest businesses where appropriate. We foster a performance-based culture with clearly defined values and utilize our well-established Crane Business System (CBS) to drive operational excellence and profitable growth.
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
Credit Facilities
We are party to a senior secured credit agreement (the “Credit Agreement”) entered into on March 17, 2023, which provides for (i) a $500 million, five-year revolving credit facility (the “Revolving Facility”) and (ii) a $350 million, 3-year term loan facility (the “Term Facility”), funding under each of which became available in connection with the Separation, upon the satisfaction of customary conditions of facilities of this type. On March 31, 2023, we borrowed the full amount of the Term Facility and $245.0 million was repaid as of December 31, 2023.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Separation and Distribution Agreement
The Separation and Distribution Agreement sets forth, among other things, the agreements between us and SpinCo regarding the principal transactions necessary to effect the Separation. It also sets forth other agreements that govern certain aspects of our ongoing relationship with SpinCo after the completion of the Separation.
Transition Services Agreement
The Transition Services Agreement provides for the transition of Holdings into two independent, publicly-traded companies following the consummation of the Separation, and provides each party time to replace certain assets and employees that have been allocated to the other party. Under the Transition Services Agreement, we agreed with SpinCo to provide transition service support to the other for various periods of time of up to 18 months in the areas of finance, tax, human resources, legal and information technology. Such services are provided on customary commercial terms, and each such service can be terminated prior to the expected termination date of such service if it is no longer required. The Transition Services Agreement was negotiated in the context of a parent-subsidiary relationship and in the context of the Separation. Transactions under this agreement did not have a material impact to our financial statements and services were substantially completed as of December 31, 2023.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results from Operations - For the Years ended December 31, 2023, 2022 and 2021

	For the year ended December 31,			2023 vs 2022 Favorable / (Unfavorable) Change		2022 vs 2021 Favorable / (Unfavorable) Change
(in millions, except %)	2023	2022	2021	$	%	$	%
Net sales:
Crane Payment Innovations	$886.4	$874.3	$805.7	$12.1	1.4%	$68.6	8.5%
Crane Currency	504.9	465.6	539.4	39.3	8.4%	(73.8)	(13.7)%
Total net sales	$1,391.3	$1,339.9	$1,345.1	$51.4	3.8%	$(5.2)	(0.4)%
Sales growth:
Core business				$57.5	4.3%	$60.1	4.5%
Foreign exchange				(6.1)	(0.5)%	(65.3)	(4.9)%
Total sales growth				$51.4	3.8%	$(5.2)	(0.4)%
Cost of sales	$737.2	$713.7	$746.2	$(23.5)	(3.3)%	$32.5	4.4%
Selling, general and administrative	$366.8	$318.7	$323.4	$(48.1)	(15.1)%	$4.7	1.5%
Restructuring charges (gains), net	$0.5	$6.2	$(3.7)	$5.7	(91.9)%	$(9.9)	NM
Operating profit (loss):
Crane Payment Innovations	$242.8	$217.1	$164.5	$25.7	11.8%	$52.6	32.0%
Crane Currency	116.3	117.3	145.1	(1.0)	(0.9)%	(27.8)	(19.2)%
Corporate	(72.3)	(33.1)	(30.4)	(39.2)	(118.4)%	(2.7)	(8.9)%
Total operating profit	$286.8	$301.3	$279.2	$(14.5)	(4.8)%	$22.1	7.9%
Operating margin:
Crane Payment Innovations	27.4%	24.8%	20.4%
Crane Currency	23.0%	25.2%	26.9%
Total operating margin	20.6%	22.5%	20.8%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Items Affecting Comparability of Reported Results
The comparability of our results for the years ended December 31, 2023, 2022 and 2021 is affected by the following significant items:
The Separation
Following the Separation, our historical financial statements are comprised solely of combined carve-out financial statements representing only our operations, assets, liabilities and equity on a stand-alone basis derived from the consolidated and combined financial statements and accounting records of Holdings.
Transaction Related Expenses
In connection with the Separation, we have incurred transaction related expenses of $20.9 million for the year ended December 31, 2023 recorded in “Selling, general and administrative” in the Consolidated and Combined Statements of Operations. Separation costs primarily consist of professional service fees. There were no allocated transaction-related expenses in connection with the Separation for the years ended December 31, 2022 and 2021.
OVERALL
2023 compared with 2022
Sales increased by $51.4 million, or 3.8%, to $1,391.3 million in 2023. The change in sales included:
•an increase in core sales of $57.5 million, or 4.3%, driven primarily by favorable pricing across both segments, and
•unfavorable foreign currency translation of $6.1 million, or 0.5%.
Cost of sales increased by $23.5 million, or 3.3%, to $737.2 million in 2023. The increase was driven primarily by unfavorable mix of $69.2 million, or 9.7%, partially offset by productivity gains net of inflation, lower volumes and favorable foreign currency translation.
Selling, general and administrative expenses increased by $48.1 million, or 15.1%, to $366.8 million in 2023. The increase was driven primarily by higher administrative expenses related to professional services to support the Separation, including transaction related expenses of $20.9 million, or 6.6%, and higher compensation and benefit costs.
Operating profit decreased by $14.5 million, or 4.8%, to $286.8 million in 2023. The decrease was driven by increased corporate costs related to the Separation and unfavorable mix primarily in the Currency segment, partially offset by favorable pricing, productivity gains, and cost saving actions.
2022 compared with 2021
Sales decreased by $5.2 million, or 0.4%, to $1,339.9 million in 2022. The change in sales included:
•unfavorable foreign currency translation of $65.3 million, or 4.9%, and
•an increase in core sales of $60.1 million, or 4.5%, driven primarily by favorable pricing, partially offset by lower volumes.
Cost of sales decreased by $32.5 million, or 4.4%, to $713.7 million in 2022. The decrease was driven primarily by favorable foreign currency translation, lower volumes, and productivity gains, partially offset by increased manufacturing costs and unfavorable mix.
Selling, general and administrative expenses decreased by $4.7 million, or 1.5%, to $318.7 million in 2022. The decrease was driven primarily by favorable foreign currency translation, partially offset by increased selling costs.
Operating profit increased by $22.1 million, or 7.9%, to $301.3 million in 2022. The increase was driven by favorable pricing and productivity gains, primarily in the Crane Payment Innovations segment. Increases were offset by lower volumes, primarily in the Currency segment, unfavorable mix in the Crane Payment Innovations segment, unfavorable foreign currency translation and higher net restructuring charges.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRANE PAYMENT INNOVATIONS

(in millions, except %) For the year ended December 31,	2023	2022	2021
Net sales by product line:
Payment Acceptance and Dispensing Products	$758.7	$752.2	$692.2
Services	127.7	122.1	113.5
Total net sales	$886.4	$874.3	$805.7
Cost of sales	$439.4	$444.1	$432.9
Selling, general and administrative (a)	$204.2	$213.1	$208.3
Operating profit	$242.8	$217.1	$164.5
Assets	$1,279.1	$1,266.1	$1,286.4
Backlog	$216.8	$372.9	$313.7
Operating margin	27.4%	24.8%	20.4%

(a)	Selling, general and administrative expense includes net restructuring charges of $0.5 million in 2023, $6.2 million in 2022 and net restructuring gains of $0.9 million in 2021.
2023 compared to 2022
Sales increased by $12.1 million, or 1.4%, to $886.4 million in 2023, driven by higher core sales of $21.3 million, or 2.4%, offset by unfavorable foreign currency translation of $9.2 million, or 1.0%.
•Sales of Payment Acceptance and Dispensing Products increased $6.5 million, or 0.9%, to $758.7 million in 2023. The increase reflected higher core sales of $15.5 million, or 2.1%, primarily due to favorable pricing, partially offset by unfavorable foreign currency translation of $9.0 million, or 1.2%, primarily reflecting the weakening of the Japanese Yen, British pound and Australian dollar against the U.S. dollar.
•Service revenue increased by $5.6 million, or 4.6%, to $127.7 million in 2023, primarily driven by favorable pricing.
Cost of sales decreased by $4.7 million, or 1.1%, to $439.4 million in 2023, as lower volumes, productivity gains and favorable foreign currency translation, were partially offset by unfavorable mix.
Selling, general and administrative expense decreased by $8.9 million, or 4.2%, to $204.2 million in 2023, primarily reflecting lower performance-based compensation and cost saving actions.
Operating profit increased by $25.7 million, or 11.8%, to $242.8 million in 2023. The increase primarily reflected favorable pricing net of inflation, and productivity gains, of $51.8 million, or 23.9%, and cost saving actions of $10.4 million, or 4.8%, partially offset by unfavorable mix of $21.6 million, or 9.9%, and lower volumes of $16.6 million, or 7.6%.
2022 compared to 2021
Sales increased by $68.6 million, or 8.5%, to $874.3 million in 2022, driven by higher core sales of $103.6 million, or 12.9%, offset by unfavorable foreign currency translation of $35.1 million, or 4.4%.
•Sales of Payment Acceptance and Dispensing Products increased $60.0 million, or 8.7%, to $752.2 million in 2022. The increase reflected higher core sales of $94.1 million, or 13.6%, primarily due to favorable pricing, partially offset by unfavorable foreign currency translation of $34.1 million, or 4.9%, primarily reflecting the weakening of the British pound, Japanese Yen and Australian dollar against the U.S. dollar.
•Service revenue increased by $8.6 million, or 7.6%, to $122.1 million in 2022, primarily driven by favorable pricing.
Cost of sales increased by $11.2 million, or 2.6%, to $444.1 million in 2022, as increased manufacturing costs and unfavorable mix, were partially offset by favorable foreign currency translation, productivity gains and lower volumes.
Selling, general and administrative expense increased by $4.8 million, or 2.3%, to $213.1 million in 2022, primarily reflecting higher net restructuring charges and higher selling costs, partially offset by favorable foreign currency translation.
Operating profit increased by $52.6 million, or 32.0%, to $217.1 million in 2022. The increase primarily reflected favorable pricing net of inflation, and productivity gains of $85.6 million, or 52.0%, partially offset by unfavorable mix of $17.9 million, or 10.9%, net restructuring charges of $7.1 million, or 4.3%, and unfavorable foreign currency translation of $6.6 million, or 4.0%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRANE CURRENCY

(in millions, except %) For the year ended December 31,	2023	2022	2021
Net sales	$504.9	$465.6	$539.4
Cost of sales	$297.8	$269.6	$313.3
Selling, general and administrative (a)	$90.8	$78.7	$81.0
Operating profit	$116.3	$117.3	$145.1
Assets	$814.4	$863.3	$812.7
Backlog	$243.0	$192.7	$124.3
Operating margin	23.0%	25.2%	26.9%

(a)	Selling, general and administrative expense includes net restructuring gains of $2.8 million in 2021.
2023 compared to 2022
Banknote and security product sales increased by $39.3 million, or 8.4%, to $504.9 million in 2023, reflecting higher core sales of $36.2 million, or 7.8%, predominantly driven by higher sales in international markets, as well as favorable foreign currency translation of $3.1 million, or 0.7%.
Cost of sales increased by $28.2 million, or 10.5%, to $297.8 million in 2023, primarily due to unfavorable mix and higher volumes, partially offset by productivity gains net of inflation, and favorable fixed cost leverage resulting from increased backlog. Unfavorable mix is related to higher U.S. demand for lower denomination banknotes in 2023.
Selling, general and administrative expense increased by $12.1 million, or 15.4%, to $90.8 million in 2023, primarily in engineering related to higher compensation and benefit costs.
Operating profit decreased by $1.0 million, or 0.9%, to $116.3 million in 2023, reflecting unfavorable mix of $47.6 million, or 40.6%, partially offset by favorable pricing net of inflation, and productivity gains, of $32.4 million, or 27.6%, and higher volumes of $12.8 million, or 10.9%.
2022 compared to 2021
Banknote and security product sales decreased by $73.8 million, or 13.7%, to $465.6 million in 2022, reflecting lower core sales of $43.6 million, or 8.1%, predominantly driven by lower volumes, as well as unfavorable foreign currency translation of $30.2 million, or 5.6%.
Cost of sales decreased by $43.7 million, or 13.9%, to $269.6 million in 2022, primarily due to lower volumes, favorable foreign currency translation, and productivity gains, partially offset by increased manufacturing costs.
Selling, general and administrative expense decreased by $2.3 million, or 2.8%, to $78.7 million in 2022, primarily due to favorable foreign currency translation, partially offset by net restructuring gains in 2021 which did not repeat in 2022.
Operating profit decreased by $27.8 million, or 19.2%, to $117.3 million in 2022, reflecting lower volumes of $29.7 million, or 20.5%, and unfavorable foreign currency translation of $5.3 million, or 3.7%. Increased manufacturing costs were more than offset by favorable pricing and productivity gains. Operating profit included net restructuring gains of $2.8 million in 2021 which did not repeat in 2022.
NON-GAAP FINANCIAL MEASURES
"Core sales" exclude currency effects and, where applicable, the first-year impacts of acquisitions and divestitures from sales. Management believes that non-GAAP financial measures that exclude these items provide investors with an alternative metric that can assist in identifying underlying growth trends in our business and facilitate comparison of our sales performance with prior and future periods that are complementary to GAAP metrics.
CORPORATE

(in millions) For the year ended December 31,	2023	2022	2021
Corporate expense	$72.3	$33.1	$30.4
Corporate expense increased by $39.2 million, or 118.4%, in 2023 compared with 2022, primarily related to transaction related expenses of $20.9 million, or 63.1%, and higher compensation and benefit costs.

Corporate expense increased by $2.7 million, or 8.9%, in 2022 compared with 2021 primarily related to higher compensation and benefit costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEREST AND MISCELLANEOUS INCOME, NET

(in millions) For the year ended December 31,	2023	2022	2021
Interest income	$1.1	$0.2	$0.1
Interest expense	$(48.1)	$(41.9)	$(41.8)
Related party interest expense*	$(2.5)	$(14.4)	$(16.1)
Miscellaneous income, net	$2.5	$3.1	$4.7
* Related party interest with Crane Company incurred prior to the Separation.

Interest expense increased by $6.2 million, or 14.8%, in 2023 compared with 2022, primarily due to higher interest rates and the increase in the total debt balance related to the $350 million Term facility, partially offset by the redemption of the $300 million outstanding on the 4.45% senior notes. Related party interest expense decreased by $11.9 million, or 82.6%, in 2023 compared with 2022 as 2023 only included the period prior to the Separation.
INCOME TAX

(in millions, except %) For the year ended December 31,	2023	2022	2021
Income before tax — U.S.	$97.4	$163.9	$173.9
Income before tax — non-U.S.	142.4	84.4	52.2
Income before tax — worldwide	$239.8	$248.3	$226.1
Provision for income taxes	$51.5	$43.4	$48.1
Effective tax rate	21.5%	17.5%	21.2%

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
Our 2023 effective tax rate of 21.5% is higher than the prior year’s comparable period due to the mix in jurisdictional earnings.
The Organization for Economic Co-operation and Development (OECD) has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon by over 140 member jurisdictions including the United States. Pillar 2 addresses the risks associated with profit shifting to entities in low tax jurisdictions. We are currently assessing the impact of this minimum tax on our business.
See "Application of Critical Accounting Policies" included later in this Item 7 for additional information about our provision for income taxes. A reconciliation of the statutory U.S. federal tax rate to our effective tax rate is set forth in Item 8 under Note 9, "Income Taxes" in the Notes to Consolidated and Combined Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

(in millions) For the year ended December 31,	2023	2022	2021
Net cash (used for) provided by:
Operating activities	$276.3	$306.0	$277.0
Investing activities	(31.1)	(21.3)	(15.8)
Financing activities	(252.5)	(135.0)	(298.1)
Effect of exchange rates on cash and cash equivalents	3.8	(20.2)	(7.0)
(Decrease) increase in cash and cash equivalents	$(3.5)	$129.5	$(43.9)
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
Our current cash balance, together with cash we expect to generate from future operations and borrowings available under our revolving credit facility, is expected to be sufficient to finance our short- and long-term capital requirements. In addition, we believe our credit ratings afford us adequate access to public and private debt markets.
In March 2023, we entered into a senior secured credit agreement, which provides for a $500 million, five-year revolving credit facility and a $350 million, three-year term loan facility. Funding under each facility became available in connection with the Separation, upon the satisfaction of customary conditions of facilities of this type. In the third quarter of 2023, we drew down and subsequently repaid $20 million on our revolving credit facility. On March 31, 2023, we borrowed the full amount of the Term Facility. As of December 31, 2023, we have repaid $245.0 million on the Term Facility. Please see Item 8 under Note 13, “Financing” to our Consolidated and Combined Financial Statements for additional details.
On April 3, 2023, prior to the consummation of the Separation, SpinCo paid a dividend to Holdings in the amount of $275 million. Please see Item 8 under Note 1, “Nature of Operations and Significant Accounting Policies” to our Consolidated and Combined Financial Statements for additional details.
On April 4, 2023, we redeemed all our outstanding 4.45% senior notes due 2023, of which $300 million aggregate principal amount was outstanding upon redemption. Please see Item 8 under Note 13, “Financing” to our Consolidated and Combined Financial Statements for additional details.
Operating Activities
Cash provided by operating activities was $276.3 million in 2023, compared with $306.0 million in 2022. The decrease in cash provided by operating activities was primarily driven by transaction related expenses as a result of the Separation, tax-related items and lower working capital requirements.
Cash provided by operating activities was $306.0 million in 2022, compared with $277.0 million in 2021. The increase in cash provided by operating activities was primarily driven by higher net income.
Investing Activities
Cash used for investing activities consists of cash used for capital expenditures. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems. We expect capital expenditures of approximately $50 million in 2024.
Cash used for investing activities was $31.1 million in 2023, compared with $21.3 million in 2022. The increase in cash used for investing activities was primarily driven by higher cash used for capital expenditures to support the U.S. Currency redesign program and other capital projects.
Cash used for investing activities was $21.3 million in 2022, compared with $15.8 million in 2021. The increase in cash used for investing activities was primarily driven by higher cash used for capital expenditures primarily related to projects to enhance safety and security in our Currency segment.
Financing Activities
Financing cash flows consist primarily of dividend payments to shareholders, repayments of indebtedness, proceeds from the issuance of long-term debt and debt issuance cost on new credit facilities.
Cash used for financing activities was $252.5 million in 2023, compared with $135.0 million in 2022. The increase in cash used for financing activities was primarily driven by higher repayments of debt.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash used for financing activities was $135.0 million in 2022, compared with $298.1 million in 2021. The decrease in cash used for financing activities was primarily driven by lower net transfers to Crane.
Financing Arrangements
Total debt was $644.9 million and $844.8 million as of December 31, 2023 and 2022, respectively. Our indebtedness as of December 31, 2023 was as follows:
•$103.1 million related to the Term Facility;
•$198.6 million of 6.55% notes due 2036; and
•$346.6 million of 4.20% notes due 2048.
See Item 8 under Note 13, “Financing,” in the Notes to Consolidated and Combined Financial Statements for details regarding our financing arrangements.
Credit Ratings
As of December 31, 2023, Crane NXT’s Corporate Rating was BB+ by S&P Global Ratings with a Stable Outlook and Ba1 with a Stable Outlook by Moody’s Investor Services. Our senior secured debt was rated BB+ by S&P Global Ratings with a Stable outlook and Baa3 with a Stable Outlook by Moody’s Investor Service. Our senior unsecured debt was rated BB- by S&P Global Ratings with a Stable outlook and Ba2 with a Stable outlook by Moody’s Investors Service. We believe that these ratings afford us adequate access to the public and private debt markets.
Contractual Obligations
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our short-term and long-term debt agreements and rent payments required under operating lease agreements. The following table summarizes our fixed cash obligations as of December 31, 2023:

	Payment due by Period
(in millions)	Total	2024	2025 -2026	2027 -2028	2029 and after
Debt (a)	$655.0	$4.6	$5.2	$95.2	$550.0
Fixed interest payments	536.2	27.8	55.6	55.6	397.2
Operating lease payments	79.6	9.4	13.7	9.3	47.2
Purchase obligations	42.0	41.5	0.5	—	—
Pension and postretirement benefits (b)	49.2	4.9	9.2	9.6	25.5
Other long-term liabilities reflected on Consolidated and Combined Balance Sheets (c)	—	—	—	—	—
Total	$1,362.0	$88.2	$84.2	$169.7	$1,019.9
(a) Debt includes scheduled principal payments.
(b) Pension benefits are funded by the respective pension trusts. The postretirement benefit component of the obligation is approximately $1.1 million per year for which there is no trust and will be directly funded by us. Pension benefits are included through 2033.
(c) As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: gross unrecognized tax benefits of $16.5 million and related gross interest and penalties of $2.8 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Structure
The following table sets forth our capitalization:

(in millions, except %) December 31,	2023	2022
Short-term borrowings	$4.6	$299.7
Long-term debt	640.3	545.1
Total debt	$644.9	$844.8
Equity	$964.0	$783.8
Capitalization	$1,608.9	$1,628.6
Debt to capitalization	40.1%	51.9%

Total debt	$644.9	$844.8
Less cash and cash equivalents	227.2	230.7
Net debt (a)	$417.7	$614.1
Equity	$964.0	$783.8
Net capitalization (a)	$1,381.7	$1,397.9
Net debt to equity (a)	43.3%	78.3%
Net debt to net capitalization (a)	30.2%	43.9%

(a)	Net debt, a non-GAAP measure, represents total debt less cash and cash equivalents. Net debt is comprised of components disclosed above which are presented on our Consolidated and Combined Balance Sheets. Net capitalization, a non-GAAP measure, represents Net Debt plus Equity. We report our financial results in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, management believes that certain non-GAAP financial measures, which include the presentation of net debt and net capitalization, provide useful information about our ability to satisfy our debt obligation with currently available funds. Management also uses these non-GAAP financial measures in making financial, operating, planning and compensation decisions and in evaluating our performance. Non-GAAP financial measures, which may be inconsistent with similarly captioned measures presented by other companies, should be viewed in the context of the definitions of the elements of such measures we provide and in addition to, and not as a substitute for, our reported results prepared and presented in accordance with U.S. GAAP.
In 2023, equity increased $180.2 million as a result of the dividend from Crane of $275.0 million, net income attributable to common shareholders of $188.3 million, currency translation adjustment of $18.1 million, and the impact of equity-based awards and related settlement activities of $12.9 million. These increases were partially offset by net transfers to Crane of $285.2 million, cash dividends of $23.7 million, and changes in pension and postretirement plan assets and benefit obligations, net of tax of $5.2 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
Our Consolidated and Combined Financial Statements are prepared in accordance with accounting principles generally accepted in the United States. Certain accounting policies require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. The accounting estimates described below are those that most frequently require us to make estimates and judgments and, therefore, are critical to understanding our results of operations. We have discussed the development and selection of these accounting estimates and the related disclosures with the Audit Committee of our Board of Directors. Our significant accounting policies are more fully described in Item 8 under Note 1, “Nature of Operations and Significant Accounting Policies” in the Notes to Consolidated and Combined Financial Statements.
Revenue Recognition. We primarily generate revenue through the manufacture and sale of technology solutions including advanced detection and sensing systems, software to authenticate and manage transactions and micro-optics materials technology. Each product within a contract generally represents a separate performance obligation, as we do not provide a significant service of integrating or installing the products, the products do not customize each other, and the products can function independently of each other. Control of products generally transfers to the customer at a point in time, as the customer does not control the products as they are manufactured. We exercise judgment and consider the timing of right to payment, transfer of risk and rewards, transfer of title, transfer of physical possession, and customer acceptance when determining when control transfers to the customer. As a result, revenue from the sale of products is generally recognized at a point in time - either upon shipment or delivery - based on the specific shipping terms in the contract.
When products are customized or products are sold directly to the U.S. government, revenue is recognized over time because control is transferred continuously to customers, as the contract progresses. We exercise judgment to determine whether the products have an alternative use to us. When an alternative use does not exist for these products and we are entitled to payment for performance completed to date which includes a reasonable profit margin, revenue is recognized over time. When a contract with the U.S. government contains clauses indicating that the U.S. government owns any work-in-progress as the contracted product is being built, revenue is recognized over time. The measure of progress applied by us is the cost-to-cost method as this provides the most faithful depiction of the pattern of transfer of control. Under this method, we measure progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. This method effectively reflects our progress toward completion, as this methodology includes any work-in-process amounts as part of the measure of progress. Costs incurred represent work performed, which corresponds with, and thereby depicts, the transfer of control to the customer. Total revenue recognized and cost estimates are updated monthly. In 2023, the Company recognized approximately $211 million in revenue over time related to products.
These estimates are subject to uncertainties and require judgment. Estimates of contract costs include labor hours and rates, and material costs. These estimates consider historical performance, the complexity of the work to be performed, the estimated time to complete the project, and other economic factors such as inflation and market rates. We update our estimates on a periodic basis and any revisions to such estimates are recorded in earnings in the period in which they are determined. Provisions for estimated losses, if any, on uncompleted long-term contracts, are made in the period in which such losses are determined. We do not believe that any discrete event or adjustment to an individual contract within the aggregate changes in contract estimates for 2023, 2022 or 2021 was material to the consolidated and combined statements of operations for such annual periods.
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
We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line of the Consolidated and Combined Statement of Operations, while accrued interest and penalties are included within the related tax liability line of the Consolidated and Combined Balance Sheets.
Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Item 8 under Note 1 to the Consolidated and Combined Financial Statements.

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
Total debt outstanding was $644.9 million as of December 31, 2023, which was at fixed rates of interest ranging from 4.20% to 6.55% and variable rates of interest of:
(a) an adjusted term Secured Overnight Financing Rate (SOFR) plus a credit spread adjustment of 0.10% for the applicable interest period plus a margin ranging from 1.50% to 2.25%, or
(b) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin determined based on the lower of the ratings of our senior, unsecured long-term debt (the “Ratings”) and our total net leverage ratio.
We are required to pay a fee on undrawn commitments under the Revolving Facility at a rate per annum that ranges from 0.20% to 0.35%, based on the lower of the Ratings and our total net leverage ratio.
The following is an analysis of the potential changes in interest rates and currency exchange rates based upon sensitivity analysis that models effects of shifts in rates. These are not forecasts.
•84% of our year-end portfolio is comprised of fixed-rate debt; therefore, the effect of a market change in interest rates would not be significant. As of December 31, 2023, a hypothetical 1% increase in prevailing interest rates would increase our 2023 interest expense by approximately $1.1 million.
•Based on a sensitivity analysis as of December 31, 2023, a 10% change in the foreign currency exchange rates for the year ended December 31, 2023 would have impacted our net earnings by approximately $10.7 million, due primarily to the euro, British pound and Japanese yen. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

Item 8. Financial Statements and Supplementary Data
MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING
The accompanying consolidated and combined financial statements of Crane NXT, Co. and subsidiaries have been prepared by management in conformity with accounting principles generally accepted in the United States of America and, in the judgment of management, present fairly and consistently the Company’s financial position and results of operations and cash flows. These statements by necessity include amounts that are based on management’s best estimates and judgments and give due consideration to materiality.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control—Integrated Framework, released in 2013. Based on our assessment we believe that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.
Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated and combined financial statements included in this Annual Report on Form 10-K, audited the internal control over financial reporting as of December 31, 2023, and issued their related attestation report which is included herein.

/s/ Aaron Saak
Aaron Saak
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Christina Cristiano
Christina Cristiano
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

The Section 302 certifications of the Company’s Chief Executive Officer and its Chief Financial Officer have been filed as Exhibit 31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Crane NXT, Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated and combined balance sheets of Crane NXT, Co. and subsidiaries (the "Company") as of December 31, 2023, and 2022, the related consolidated and combined statements of operations, comprehensive income, cash flows, and changes in equity, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Emphasis of Matter

As described in Note 1 and Note 2 to the financial statements, the financial statements have been prepared on a stand-alone basis and prior to April 3, 2023 are derived from the consolidated financial statements and accounting records of Crane Holdings, Co. (“Holdings”). Prior to April 3, 2023, the financial statements include expense allocations for certain corporate functions and services historically provided by Holdings. These allocated costs could differ from the actual expense that would have been incurred had the Company operated as an independent, publicly traded company for the periods presented.

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

Revenue Recognition – Over Time Basis — Refer to Note 1 to the financial statements

Critical Audit Matter Description
The Company recognizes revenue as they fulfill their performance obligations and transfer control of products to their customers. The Company has certain revenue contracts with the U.S. government. The clauses of those contracts stipulate that any amounts included in work-in-progress are the property of the U.S. government as they own any work-in progress as the contracted product is being built. The Company uses the cost-to-cost method of determining their progress, measuring progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. In 2023, the Company recognized approximately $211 million in revenue over time related to products.

We identified revenue recognized over time as a critical audit matter because of the judgments necessary for management to determine the estimated margin used to recognize over time revenue. This required a high degree of auditor judgment when performing audit procedures to audit management’s estimated margin at completion and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed related to the recognition of revenue recognized over time included the following, among others:

•We tested the effectiveness of controls related to the revenue recognized over time, including management’s controls over costs incurred to date and estimates of margin at completion, as well as the accurate classification of contracts in the system during the order entry process.

•We selected a sample of revenue transactions that were recognized over time and performed the following:

•Evaluated whether the contracts were properly included in management’s calculation of over time revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.
•Evaluated the appropriateness and consistency of the methods of calculation and assumptions used by management to develop the margin at completion applied to determine the revenue recognized.

•We tested the mathematical accuracy and completeness of management’s calculation of revenue recognized.

•We observed the Company’s physical inventory counts to test the existence of inventory related to the U.S. government.

•We evaluated management’s ability to estimate future costs and margins at completion accurately by comparing actual costs and margins at completion for similar contracts that were previously completed to management’s historical estimates for such contracts.

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 22, 2024

We have served as the Company's auditor since 2022.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in millions, except per share data)	2023	2022	2021
Net sales	$1,391.3	$1,339.9	$1,345.1
Operating costs and expenses:
Cost of sales	737.2	713.7	746.2
Selling, general and administrative	366.8	318.7	323.4
Restructuring charges (gains), net	0.5	6.2	(3.7)
Operating profit	286.8	301.3	279.2
Other income (expense):
Interest income	1.1	0.2	0.1
Interest expense	(48.1)	(41.9)	(41.8)
Related party interest expense	(2.5)	(14.4)	(16.1)
Miscellaneous income, net	2.5	3.1	4.7
Total other expense, net	(47.0)	(53.0)	(53.1)
Income before income taxes	239.8	248.3	226.1
Provision for income taxes	51.5	43.4	48.1
Net income attributable to common shareholders	$188.3	$204.9	$178.0

Earnings per share:
Basic	$3.31	$3.61	$3.14
Diluted	$3.28	$3.61	$3.14

Average shares outstanding:
Basic	56.8	56.7	56.7
Diluted	57.5	56.7	56.7

See Notes to Consolidated and Combined Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Net income	$188.3	$204.9	$178.0
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	18.1	(69.2)	(46.1)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	(5.2)	10.0	7.3
Other comprehensive income (loss), net of tax	12.9	(59.2)	(38.8)
Comprehensive income attributable to common shareholders	$201.2	$145.7	$139.2

See Notes to Consolidated and Combined Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED BALANCE SHEETS

	Balance as of December 31,
(in millions, except shares and per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$227.2	$230.7
Accounts receivable, net	214.9	205.1
Inventories, net	157.1	145.6
Other current assets	45.2	41.9
Total current assets	644.4	623.3
Property, plant and equipment, net	261.2	261.6
Long-term deferred tax assets	2.7	6.3
Intangible assets, net	308.9	344.9
Goodwill	841.2	836.6
Other assets	71.0	56.7
Total assets	$2,129.4	$2,129.4

Liabilities and equity
Current liabilities:
Short-term borrowings	$4.6	$299.7
Accounts payable	106.5	109.6
Accrued liabilities	210.5	204.2
U.S. and foreign taxes on income	12.8	17.9
Total current liabilities	334.4	631.4
Long-term debt	640.3	545.1
Accrued pension and postretirement benefits	22.5	21.1
Long-term deferred tax liability	104.5	109.5
Other liabilities	63.7	38.5
Total liabilities	1,165.4	1,345.6
Commitments and contingencies (Note 12)
Equity:
Preferred shares, par value 0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized; 72,441,647 shares issued; 56,897,457 shares outstanding as of December 31, 2023	72.4	—
Capital surplus	1,728.1	—
Retained earnings	120.9	—
Crane net investment	—	915.3
Accumulated other comprehensive loss	(118.6)	(131.5)
Treasury stock; 15,544,190 treasury shares as of December 31, 2023	(838.8)	—
Total equity	964.0	783.8
Total liabilities and equity	$2,129.4	$2,129.4

See Notes to Consolidated and Combined Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Operating activities:
Net income attributable to common shareholders	$188.3	$204.9	$178.0
Adjustments to reconcile net income to net cash flows provided by operating activities:
Non-cash restructuring gains	—	—	(3.7)
Depreciation and amortization	77.6	78.7	81.8
Stock-based compensation expense	10.3	9.3	8.6
Defined benefit plans and postretirement credit	(1.1)	(0.3)	(1.2)
Deferred income taxes	7.6	(28.4)	8.2
Cash provided by operating working capital	—	39.3	6.1
Other	(6.4)	2.5	(0.8)
Total provided by operating activities	$276.3	$306.0	$277.0
Investing activities:
Proceeds from disposition of property	$—	$—	$2.8
Capital expenditures	(31.1)	(21.3)	(18.6)
Total used for investing activities	$(31.1)	$(21.3)	$(15.8)
Financing activities:
Dividends paid	$(23.7)	$—	$—
Stock options exercised, net of shares reacquired	4.4	—	—
Debt issuance costs	(5.7)	—	—
Repayment of long-term debt	(300.0)	—	—
Proceeds from revolving credit facility	20.0	—	—
Repayment of revolving credit facility	(20.0)	—	—
Proceeds from term loan	350.0	—	—
Repayment of term loan	(245.0)	—	—
Net transfers to Crane	(32.5)	(135.0)	(298.1)
Total used for financing activities	$(252.5)	$(135.0)	$(298.1)
Effect of exchange rates on cash and cash equivalents	3.8	(20.2)	(7.0)
(Decrease) increase in cash and cash equivalents	(3.5)	129.5	(43.9)
Cash and cash equivalents at beginning of period	230.7	101.2	145.1
Cash and cash equivalents at end of period	$227.2	$230.7	$101.2

Detail of cash provided by operating working capital
Accounts receivable	$(6.3)	$0.3	$(22.2)
Inventories	(1.0)	(12.7)	9.3
Other current assets	—	(0.6)	(14.7)
Accounts payable	(6.8)	13.9	21.9
Accrued liabilities	(2.5)	34.4	(3.6)
U.S. and foreign taxes on income	16.6	4.0	15.4
Total	$—	$39.3	$6.1

Supplemental disclosure of cash flow information:
Interest paid	$45.1	$41.2	$41.2
Income taxes paid	$46.0	$63.5	$25.3
Unpaid capital expenditures	$7.1	$3.1	$3.8

See Notes to Consolidated and Combined Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Crane Net Investment	Total Equity
BALANCE DECEMBER 31, 2020	$—	$—	$—	$(33.5)	$—	$947.6	$914.1
Net income	—	—	—	—	—	178.0	178.0
Net transfers to Crane	—	—	—	—	—	(298.1)	(298.1)
Stock-based compensation	—	—	—	—	—	8.6	8.6
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	7.3	—	—	7.3
Currency translation adjustment	—	—	—	(46.1)	—	—	(46.1)
BALANCE DECEMBER 31, 2021	$—	$—	$—	$(72.3)	$—	$836.1	$763.8
Net income	—	—	—	—	—	204.9	204.9
Net transfers to Crane	—	—	—	—	—	(135.0)	(135.0)
Stock-based compensation	—	—	—	—	—	9.3	9.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	10.0	—	—	10.0
Currency translation adjustment	—	—	—	(69.2)	—	—	(69.2)
BALANCE DECEMBER 31, 2022	$—	$—	$—	$(131.5)	$—	$915.3	$783.8
Net income	—	—	144.6	—	—	43.7	188.3
Cash dividends ($0.42 per share)	—	—	(23.7)	—	—	—	(23.7)
Dividend from Crane	—	—	—	—	—	275.0	275.0
Net transfers to Crane	—	—	—	—	—	(285.2)	(285.2)
Reclassification of Crane Net Investment to Common Stock, Treasury Stock and Capital Surplus	72.4	1,726.8	—	—	(848.1)	(951.1)	—
Exercise of stock options, net of shares reacquired of 158,132 shares	—	—	—	—	5.0	—	5.0
Stock-based compensation	—	6.5	—	—	—	2.3	8.8
Stock-based compensation reclassification[a]	—	(0.3)	—	—	—	—	(0.3)
Impact from settlement of share-based awards, net of shares acquired	—	(4.9)	—	—	4.3	—	(0.6)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(5.2)	—	—	(5.2)
Currency translation adjustment	—	—	—	18.1	—	—	18.1
BALANCE DECEMBER 31, 2023	$72.4	$1,728.1	$120.9	$(118.6)	$(838.8)	$—	$964.0
(a) Reclassification of stock-based compensation due to modification resulting from equity award conversions. See Note 7, “Stock-Based Compensation Plans” for additional information.

See Notes to Consolidated and Combined Financial Statements.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1 – Nature of Operations and Significant Accounting Policies
Nature of Operations
Crane NXT, Co. is a leading provider of trusted technology solutions to secure, detect, and authenticate our customers’ most valuable assets. We are comprised of two reporting segments: Crane Payment Innovations (“CPI”) and Crane Currency. Our primary end markets include central banks and a wide range of consumer related end markets including retail and gaming. See Note 3, “Segment Results” for the relative size of these segments in relation to the total company (both net sales and total assets).
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
In connection with the Separation, we entered into a $350 million, three-year term loan facility, and, on April 3, 2023, prior to the Separation, SpinCo paid a one-time cash dividend in the amount of $275 million to Holdings. See Note 13, “Financing” and Note 2, “Related Parties" for additional information. In addition, Holdings transferred $84 million of cash to us as part of the Separation.
As a result of the Separation, net assets of $382.9 million were contributed to the Business and recorded on the Consolidated and Combined Statements of Changes in Equity through “Crane Net Investment.”
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
Transition Services Agreement
The Transition Services Agreement provides for the transition of Holdings into two independent, publicly-traded companies following the consummation of the Separation, and provides each party time to replace certain assets and employees that have been allocated to the other party. Under the Transition Services Agreement, we agreed with SpinCo to provide transition service support to the other for various periods of time of up to 18 months in the areas of finance, tax, human resources, legal and information technology. Such services are provided on customary commercial terms, and each such service can be terminated

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
prior to the expected termination date of such service if it is no longer required. The Transition Services Agreement was negotiated in the context of a parent-subsidiary relationship and in the context of the Separation. Transactions under this agreement did not have a material impact to our financial statements and services were substantially completed as of December 31, 2023.
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
Significant Accounting Policies
Accounting Principles. Our Consolidated and Combined Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the years presented. All such adjustments are of a normal recurring nature. The Consolidated and Combined Financial Statements include the accounts of Crane NXT, Co. and our subsidiaries.
Basis of presentation. The Business' financial statements for periods prior to the Separation are prepared on a "carve-out" basis, as described below. Prior to the Separation, the Business operated as Holdings’ Payment & Merchandising Technologies (“P&MT”) segment; consequently, stand-alone financial statements for periods prior to the Separation were not prepared for the Business.
The Consolidated and Combined Financial Statements of Operations include all revenues and costs directly attributable to the Business, including costs for facilities, functions and services used by the Business. Prior to the Separation, costs for certain functions and services performed by centralized Holdings organizations were directly charged to the Business based on specific identification when possible or reasonable allocation methods such as net sales, headcount, usage or other allocation methods. The results of operations include allocations of costs for administrative functions and services performed on behalf of the Business by centralized groups within Holdings (see Note 2, “Related Parties” for a description of the allocation methodologies). All charges and allocations for facilities, functions and services performed by Holdings have been deemed settled in cash by the Business to Holdings in the period in which the cost was recorded in the Consolidated and Combined Statements of Operations. As more fully described in Note 9, “Income Taxes”, current and deferred income taxes have been determined based on the stand-alone results of the Business. However, because the Business filed group tax returns as part of Holdings in certain jurisdictions, the Business’ actual tax balances may differ from those reported. The Business’ portion of income taxes for certain jurisdictions is deemed to have been settled in the period the related tax expense was recorded.
Prior to the Separation, Holdings used a centralized approach to cash management and financing its operations. Accordingly, none of the cash of Holdings has been allocated to the Business in the Consolidated and Combined Financial Statements. However, cash balances primarily associated with certain of our foreign entities that did not participate in Holdings’ cash management program have been included in the Consolidated and Combined Financial Statements. Transactions between Holdings and the Business are deemed to have been settled immediately through “Crane Net Investment.” The net effect of the deemed settled transactions is reflected in the Consolidated and Combined Statements of Cash Flows as “Net transfers to Crane” within financing activities and in the Consolidated and Combined Balance Sheets as “Crane Net Investment.” Other

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
transactions, which have historically been cash-settled, are reflected in the Consolidated and Combined Balance Sheets within “Accounts receivable, net” and “Accounts payable.”
All intercompany accounts and transactions within the Business have been eliminated in the preparation of the Consolidated and Combined Financial Statements. The Consolidated and Combined Financial Statements of the Business include assets and liabilities that have been determined to be specifically identifiable or otherwise attributable to the Business.
All allocations and estimates in the Consolidated and Combined Financial Statements are based on assumptions that management believes are reasonable. However, for the periods prior to the Separation, the Consolidated and Combined Financial Statements included herein may not be indicative of the financial position, results of operations and cash flows of the Business in the future, or if the Business had been a separate, stand-alone entity during the periods presented.
Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide, and percentages may not precisely reflect the absolute figures.
Use of Estimates. Our accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimated. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as asset valuations, allowance for doubtful accounts, depreciation and amortization, impairment assessments, reserve for excess and obsolete inventory, reserve for warranty provision, restructuring provisions, employee benefits, taxes and contingencies.
Currency Translation.  Assets and liabilities of subsidiaries that prepare financial statements in currencies other than the U.S. dollar are translated at the rate of exchange in effect on the balance sheet date; results of operations are translated at the monthly average rates of exchange prevailing during the year. The related translation adjustments are included in accumulated other comprehensive loss in a separate component of equity.
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
We primarily generate revenue through the manufacture and sale of technology solutions including advanced detection and sensing systems, software to authenticate and manage transactions and micro-optics materials technology. Each product within a contract generally represents a separate performance obligation, as we do not provide a significant service of integrating or installing the products, the products do not customize each other, and the products can function independently of each other. Control of products generally transfers to the customer at a point in time, as the customer does not control the products as they are manufactured. We exercise judgment and consider the timing of right to payment, transfer of risk and rewards, transfer of title, transfer of physical possession, and customer acceptance when determining when control transfers to the customer. As a result, revenue from the sale of products is generally recognized at a point in time - either upon shipment or delivery - based on the specific shipping terms in the contract. When products are customized or products are sold directly to the U.S. government, revenue is recognized over time because control is transferred continuously to customers, as the contract progresses. We exercise judgment to determine whether the products have an alternative use to us. When an alternative use does not exist for these products and we are entitled to payment for performance completed to date which includes a reasonable profit margin, revenue is recognized over time. When a contract with the U.S. government contains clauses indicating that the U.S. government owns any work-in-progress as the contracted product is being built, revenue is recognized over time. The measure of progress applied by us is the cost-to-cost method as this provides the most faithful depiction of the pattern of transfer of control. Under this method, we measure progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. This method effectively reflects our progress toward completion, as this methodology includes any work-in-process amounts as part of the measure of progress. Costs incurred represent work performed, which corresponds

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
with, and thereby depicts, the transfer of control to the customer. Total revenue recognized and cost estimates are updated on a monthly basis. In 2023, the Company recognized approximately $211 million in revenue over time related to products.
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
Payment for most products is due within a limited time period after shipment or delivery, typically within 30-90 calendar days of the respective invoice dates. Customers generally do not make large upfront payments. Any advanced payments received do not provide us with a significant benefit of financing, as the payments are meant to secure materials used to fulfill the contract, as opposed to providing us with a significant financing benefit.
When an unconditional right to consideration exists, we record these amounts as receivables. When amounts are dependent on factors other than the passage of time in order for payment from a customer to become due, we record a contract asset. Contract assets represent unbilled amounts that typically arise from contracts for customized products or contracts for products sold directly to the U.S. government. Contract assets are assessed for impairment and recorded at their net realizable value. Contract liabilities represent advance payments from customers. Revenue related to contract liabilities is recognized when control is transferred to the customer.
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
See Note 4, “Revenue” for further details.
Cost of Sales. Cost of sales includes the costs of inventory sold and the related purchase and distribution costs. In addition to material, labor and direct overhead and inventoried cost, cost of sales includes allocations of other expenses that are part of the production process, such as inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, amortization of production related intangible assets and depreciation expense. We also include costs directly associated with products sold, such as warranty provisions.
Selling, General and Administrative Expenses. Selling, general and administrative expenses are recognized as incurred, or as allocated based on methodologies further discussed in Note 2, “Related Parties.” Such expenses include the costs of promoting and selling products and include such items as compensation, advertising, sales commissions and travel. Also included are costs related to compensation for other operating activities such as executive office administrative and engineering functions, as well as general operating expenses such as office supplies, non-income taxes, insurance and office equipment rentals.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes line of our Consolidated and Combined Statements of Operations, while accrued interest and penalties are included within the related tax liability line of our Consolidated and Combined Balance Sheets.
Income taxes as presented herein, for periods prior to the Separation, attribute current and deferred income taxes of Holdings to the Business’ stand-alone financial statements in a manner that is systematic, rational and consistent with the asset and liability method prescribed by ASC 740. Accordingly, the Business’ income tax provision was prepared following the separate return method. The separate return method applies ASC 740 to the stand-alone financial statements of each member of the consolidated group as if the group members were separate taxpayers. As a result, actual transactions included in the consolidated financial statements of Holdings may not be included in the separate Consolidated and Combined Financial Statements of the Business. Similarly, the tax treatment of certain items reflected in the Consolidated and Combined Financial Statements of the Business may not be reflected in the consolidated financial statements and tax returns of Holdings. Therefore, such items as net operating losses, credit carry forwards and valuation allowances may exist in the stand-alone financial statements that may or may not exist in Holdings’ consolidated financial statements. As such, the income taxes of the Business as presented in the Consolidated and Combined Financial Statements may not be indicative of the income taxes that the Business will generate in the future.
Current obligations for income taxes in jurisdictions where the Business files a combined tax return with Holdings are deemed settled with Holdings and are reflected within “Net transfers to Crane” as a financing activity in the Consolidated and Combined Statements of Cash Flows.
Research and Development. We conduct research and development activities for the purpose of developing new products and enhancing existing products. Research and development costs are expensed as incurred.
See Note 5, “Research and Development” for further details.
Stock-Based Compensation. We provide long-term incentive compensation through stock options, restricted share units, performance-based restricted share units and deferred stock units. Prior to the Separation, Crane NXT employees and directors participated in Holdings’ equity incentive plans and received equity awards under those plans in respect of Holdings common shares. As a result of the Separation, all outstanding stock-based compensation awards of Holdings were exchanged for similarly valued stock-based compensation awards of either SpinCo, Crane NXT or both. The exchanged awards are subject to the same service vesting requirements as the original awards.
The Company recognizes stock-based compensation expense at the grant date based on the fair value of the award and recognizes the fair value on a straight-line basis over the vesting period, or as performance goals are achieved.
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options, with model assumptions including dividend yield, expected volatility, the risk-free interest rate and the expected life of the awards.
See Note 7, “Stock-Based Compensation Plans” for further details.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
On April 3, 2023, 56.7 million shares of our common stock, par value $1.00 per share, were distributed to Holdings stockholders of record as of March 23, 2023, as part of the Separation. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation and such shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no Crane NXT stock-based awards outstanding prior to the Separation. The weighted average number of common shares outstanding for the year ended December 31, 2023 was based on the weighted average number of common shares after the Separation.

(in millions, except per share data) For the year ended December 31,	2023	2022	2021
Net income attributable to common shareholders	$188.3	$204.9	$178.0

Average basic shares outstanding	56.8	56.7	56.7
Effect of dilutive share-based awards	0.7	—	—
Average diluted shares outstanding	57.5	56.7	56.7

Basic earnings per share	$3.31	$3.61	$3.14
Diluted earnings per share	$3.28	$3.61	$3.14
The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options. During 2023, the number of stock options excluded from the computation was 0.4 million.
Cash and Cash Equivalents. Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible to cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value. The Business participated in Holdings’ centralized cash management and financing programs (see Note 2, “Related Parties” for additional information). The cash reflected on the Consolidated and Combined Balance Sheets represents cash on hand at certain foreign entities that did not participate in the centralized cash management program and are specifically identifiable to the Business.
Accounts Receivable, Net.  Accounts receivable are carried at net realizable value. The allowance for credit losses was $11.8 million and $6.1 million as of December 31, 2023 and 2022, respectively. The allowance for credit losses activity was not material to our financial results for the years ended December 31, 2023 and 2022. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers, the nature of our customers, their credit worthiness, their relatively small account balances within the majority of our customer base and their dispersion across different businesses. We periodically evaluate the financial strength of our customers and believe that our credit risk exposure is limited.
Inventories, net. Inventories consist of the following:

(in millions) December 31,	2023	2022
Finished goods	$35.6	$26.2
Finished parts and subassemblies	22.7	23.0
Work in process	6.4	12.7
Raw materials	92.4	83.7
Total inventories, net	$157.1	$145.6
Inventories, net include the costs of material, labor and overhead and are stated at the lower of cost or net realizable value. The cost for certain inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method and the first-in, first-out (“FIFO”) method is primarily used for all other inventories. The portion of inventories costed using the LIFO method was 12.4% and 12.2% of consolidated and combined inventories as of December 31, 2023, and 2022, respectively. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $9.5 million and $14.8 million as of December 31, 2023 and 2022, respectively. The reserve for excess and obsolete inventory was $33.3 million

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
and $29.0 million as of December 31, 2023 and 2022, respectively. The reserve for excess and obsolete inventory activity was not material to our financial results for the years ended December 31, 2023 and 2022.
Valuation of Long-Lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the long-lived asset (or asset group), as well as specific appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups. If the future undiscounted cash flows are less than the carrying value, then the long-lived asset is considered impaired and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. For the years ended December 31, 2023, 2022 and 2021, there were no impairment charges identified.
Property, Plant and Equipment, net. Property, plant and equipment, net consists of the following:

(in millions) December 31,	2023	2022
Land	$34.8	$31.0
Buildings and improvements	123.2	117.3
Machinery and equipment	406.1	373.2
Gross property, plant and equipment	564.1	521.5
Less: accumulated depreciation	302.9	259.9
Property, plant and equipment, net	$261.2	$261.6
Property, plant and equipment is stated at cost and depreciation is calculated by the straight-line method over the estimated useful lives of the respective assets, which range from 10 to 25 years for buildings and improvements and 3 to 10 years for machinery and equipment. Depreciation expense was $39.6 million, $42.2 million and $44.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Goodwill and Other Intangible Assets. Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) and assess the carrying value of goodwill annually during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment.
We determine the fair value of each reporting unit for our goodwill impairment testing. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of December 31, 2023, we had two reporting units. The fair value of each reporting unit is determined using a combination of the income approach, using discounted cash flows, and the market approach using comparable public company multiples. Assumptions are reviewed to ensure that the income approach and the market approach do not result in significantly different fair value calculations. Based on the results of our most recent annual impairment test in the fourth quarter of 2023, both reporting unit fair values were significantly higher than their carrying values. No impairment charges have been required during 2023, 2022 or 2021.
The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management judgment is necessary in applying them to the analysis of impairment. The estimated cost of capital used in the discounted cash flow analysis varies for each reporting unit and ranged between 11.0% and 12.0% (a weighted average of 11.4%), at our most recent annual goodwill impairment assessment.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Changes to goodwill are as follows:

(in millions)	Crane Payment Innovations	Crane Currency	Total
Balance as of December 31, 2021	$645.4	$215.2	$860.6
Currency translation	(23.0)	(1.0)	(24.0)
Balance as of December 31, 2022	$622.4	$214.2	$836.6
Currency translation	4.3	0.3	4.6
Balance as of December 31, 2023	$626.7	$214.5	$841.2
Intangibles with indefinite useful lives, consist of trademarks and tradenames. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, the intangible asset is written down to its fair value. Fair value is calculated using relief from royalty method.
We amortize the cost of definite-lived intangibles over their estimated useful lives. In addition to an annual assessment for impairment of indefinite-lived intangible assets, we review all of our definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. No impairment charges have been required during 2023, 2022 or 2021.
As of December 31, 2023, we had $308.9 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives included within intellectual property rights. As of December 31, 2022, we had $344.9 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives included within intellectual property rights.
Changes to intangible assets are as follows:

(in millions) December 31,	2023	2022	2021
Balance at beginning of period, net of accumulated amortization	$344.9	$388.5	$433.3
Amortization expense	(35.9)	(36.0)	(37.2)
Currency translation and other	(0.1)	(7.6)	(7.6)
Balance at end of period, net of accumulated amortization	$308.9	$344.9	$388.5
A summary of intangible assets follows:

(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	December 31, 2023			December 31, 2022
		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	12.6	$62.2	$15.0	$47.2	$62.0	$14.0	$48.0
Customer relationships and backlog	18.8	504.4	269.5	234.9	502.9	242.0	260.9
Other	10.0	99.8	73.0	26.8	98.7	62.7	36.0
Total	18.0	$666.4	$357.5	$308.9	$663.6	$318.7	$344.9
Future amortization expense associated with intangibles is expected to be:

Year	(in millions)
2024	$36.2
2025	$30.6
2026	$30.4
2027	$29.5
2028	$26.6
2029 and after	$110.1
Crane Net Investment. Holdings’ net investment in the Business is presented as “Crane net investment” on the Consolidated and Combined Balance Sheets. The Consolidated and Combined Statements of Changes in Equity include net cash transfers between Holdings and the Business as well as related party receivables and payables between the Business and other Holdings affiliates.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Loss. The tables below provide the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on the Consolidated and Combined Balance Sheets.

(in millions)	Defined Benefit Pension and Other Postretirement Items	Currency Translation Adjustment	Total (a)
Balance as of December 31, 2020	$(8.3)	$(25.2)	$(33.5)
Other comprehensive income (loss) before reclassifications	7.5	(46.1)	(38.6)
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	(0.2)
Net period other comprehensive income (loss)	7.3	(46.1)	(38.8)
Balance as of December 31, 2021	(1.0)	(71.3)	(72.3)
Other comprehensive income (loss) before reclassifications	10.9	(69.2)	(58.3)
Amounts reclassified from accumulated other comprehensive loss	(0.9)	—	(0.9)
Net period other comprehensive income (loss)	10.0	(69.2)	(59.2)
Balance as of December 31, 2022	9.0	(140.5)	(131.5)
Other comprehensive (loss) income before reclassifications	(3.2)	18.1	14.9
Amounts reclassified from accumulated other comprehensive income (loss)	(2.0)	—	(2.0)
Net period other comprehensive (loss) income	(5.2)	18.1	12.9
Balance as of December 31, 2023	$3.8	$(122.4)	$(118.6)

(a)	Net of tax (detriment) benefit of $(1.5) million, $(2.1) million and $0.8 million for December 31, 2023, 2022, and 2021, respectively.
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2023, 2022 and 2021. Amortization of pension and postretirement components have been recorded within “Miscellaneous income, net” on the Consolidated and Combined Statements of Operations.

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Loss
December 31,	2023	2022	2021
Amortization of pension items:
Prior service costs	$(0.7)	$(0.7)	$(0.7)
Net loss	—	0.6	1.5
Amortization of postretirement items:
Prior service costs	(1.1)	(1.1)	(1.1)
Net gain	(0.7)	—	—
Total before tax	$(2.5)	$(1.2)	$(0.3)
Tax impact	(0.5)	(0.3)	(0.1)
Total reclassifications for the period	$(2.0)	$(0.9)	$(0.2)

Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which intends to improve reportable segment disclosure requirements. The new standard includes new requirements to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within the reported segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported segment's profit or loss to assess performance and allocate resources. The standard is effective for all public entities for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. The Company is currently evaluating the potential impact of this standard on its Consolidated and Combined Financial Statements and Disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which intends to improve the transparency of income tax disclosures. The new standard requires public entities to provide greater disaggregation in their rate reconciliation, including new requirements to present reconciling items on a gross basis within specified categories, to disclose both percentages and dollar amounts, and to disaggregate individual reconciling items by

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
jurisdiction and nature when the effect of the items meets a quantitative threshold. The guidance also includes new requirements to provide users of the financial statements with better information on future cash flow prospects. The standard is effective for all public entities for annual periods beginning after December 15, 2024 on a prospective basis, with a retrospective option, and early adoption permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the potential impact of this standard on its Consolidated and Combined Financial Statements and Disclosures.

The Company considered the applicability and impact of other Accounting Standards Updates issued by the Financial Accounting Standards Board (FASB) and determined them to be either not applicable or are not expected to have a material impact on the Company's Consolidated and Combined Statements of Operations, Balance Sheets and Cash Flows.
Note 2 - Related Parties
Prior to the Separation, the Business was managed and operated in the normal course of business with other affiliates of Holdings. Accordingly, certain shared costs were allocated to the Business and are reflected as expenses in the Consolidated and Combined Financial Statements.
Allocated Centralized Costs
The Consolidated and Combined Financial Statements were prepared on a stand-alone basis and were derived from the consolidated financial statements and accounting records of Holdings for the periods prior to the Separation.
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
The allocated centralized costs for the Business were $13.5 million, $31.8 million and $28.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. These costs are included in “Selling, general and administrative” in the Consolidated and Combined Statements of Operations.
In the opinion of our management, the expense and cost allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided to or for the benefit received by the Business during periods prior to the Separation. The amounts that would have been or will be incurred on a stand-alone basis could differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Business operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. In addition, the future results of operations, financial position and cash flows could differ materially from the historical results presented herein.
Separation Costs
In connection with the Separation, we have incurred transaction related expenses of $20.9 million for the year ended December 31, 2023 recorded in “Selling, general and administrative” in the Consolidated and Combined Statements of Operations. Separation costs primarily consist of professional service fees. There were no allocated transaction-related expenses in connection with the Separation for the years ended December 31, 2022 and 2021.
Cash Management and Financing. Prior to the Separation, the Business participated in Holdings’ centralized cash management and daily cash sweeps. Disbursements were made through centralized accounts payable systems which were operated by Holdings. Cash receipts were transferred to centralized accounts, which were also maintained by Holdings. As cash was received and disbursed by Holdings, it was accounted for by the Business through “Crane Net Investment.” Historically, Holdings had centrally managed and swept cash for most domestic and certain European entities. However, certain legal entities did not participate in Holdings’ centralized cash management program for a variety of reasons. As such, the Business’ cash that was not included in the centralized cash management and financing programs is classified as “Cash and cash equivalents” on our Consolidated and Combined Balance Sheets.
As a result of the Separation, a one-time cash dividend of $275 million was issued on April 3, 2023, prior to the Separation, from SpinCo to Holdings, as well as a cash transfer of $84 million from Holdings to us. These contributions of net assets are recorded on the Consolidated and Combined Statements of Changes in Equity through “Crane Net Investment.”
Accounts Receivable and Payable. Certain related party transactions between the Business and Holdings have been included within “Crane Net Investment” in the Consolidated and Combined Balance Sheets in the historical periods presented when the

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
related party transactions were not settled in cash. As of December 31, 2022, “Crane Net Investment” included related party loans receivable due from Holdings and its affiliates of $27.2 million, and related party loans payable due to Holdings and its affiliates of $232.1 million.
We recorded related party interest expense related to the loan activity with Holdings and its affiliates of $2.5 million, $14.4 million and $16.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, which are included in the Business’ results as “Related party interest expense” in the Consolidated and Combined Statements of Operations. The total effect of the settlement of these related party transactions is reflected with “Net transfers to Crane” as a financing activity in the Consolidated and Combined Statements of Cash Flows.
Additionally, prior to the Separation, certain transactions between the Business and other Holdings affiliates were cash-settled on a current basis and, therefore, are reflected in Accounts receivable, net and Accounts payable in the Consolidated and Combined Balance Sheets as of December 31, 2022 in the amounts of $0.1 million and $1.7 million, respectively. After the Separation, SpinCo and its subsidiaries were identified as related parties. As of December 31, 2023, we have net outstanding receivables with SpinCo and its subsidiaries of $0.3 million related to the transition services agreement and $4.5 million related to indemnification under the tax matters agreement.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Note 3 – Segment Information
In accordance with ASC Topic 280, “Segment Reporting,” for purposes of segment performance measurement, we do not allocate to the business segments items that are of a non-operating nature; or corporate organizational and functional expenses of a governance nature.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Our segments are reported on the same basis used internally for evaluating performance and for allocating resources. We currently have two reporting segments: Crane Payment Innovations and Crane Currency.
Crane Payment Innovations
CPI provides electronic equipment and associated software leveraging extensive and proprietary core capabilities with various detection and sensing technologies for applications including verification and authentication of payment transactions. CPI also provides advanced automation solutions, and processing systems, field service solutions, and remote diagnostics and productivity software solutions. Key research and development and manufacturing facilities are located in the United States, the United Kingdom, Mexico, Japan, and Germany, with additional sales offices across the world.
Crane Currency
Crane Currency provides advanced security solutions based on proprietary technology for securing physical products, including banknotes, consumer goods and industrial products. Facilities are located in the United States, Sweden and Malta.
Financial information by reportable segment is set forth below:

(in millions) December 31,	2023	2022	2021
Net Sales:
Crane Payment Innovations	$886.4	$874.3	$805.7
Crane Currency	504.9	465.6	539.4
Total net sales	$1,391.3	$1,339.9	$1,345.1

Operating profit and Income before income taxes:
Crane Payment Innovations	$242.8	$217.1	$164.5
Crane Currency	116.3	117.3	145.1
Corporate	(72.3)	(33.1)	(30.4)
Total operating profit (a)	$286.8	$301.3	$279.2
Interest income	$1.1	$0.2	$0.1
Interest expense	(48.1)	(41.9)	(41.8)
Related party interest expense	(2.5)	(14.4)	(16.1)
Miscellaneous income, net	2.5	3.1	4.7
Income before income taxes	$239.8	$248.3	$226.1

Capital expenditures:
Crane Payment Innovations	$7.6	$5.0	$4.5
Crane Currency	25.9	16.3	14.1
Corporate	1.6	—	—
Total capital expenditures	$35.1	$21.3	$18.6

Depreciation and amortization:
Crane Payment Innovations	$31.2	$32.9	$34.5
Crane Currency	44.2	45.3	46.8
Corporate	2.2	0.5	0.5
Total depreciation and amortization	$77.6	$78.7	$81.8

(a)
For the year ended December 31, 2023, 2022 and 2021, operating profit includes net restructuring charges (gains) of $0.5 million, $6.2 million, and $(3.7) million respectively. See Note 15, “Restructuring” for discussion of the restructuring charges.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Net sales by geographic region:

(in millions) December 31,	2023	2022	2021
Net sales (a)
North America	$787.1	$826.9	$791.3
Western Europe	196.3	187.8	139.7
Rest of the World	407.9	325.2	414.1
Total net sales	$1,391.3	$1,339.9	$1,345.1

(a)	Net sales by geographic region are based on the destination of the sale.

Balance sheet items by reportable segment is set forth below:

(in millions) December 31,	2023	2022
Goodwill:
Crane Payment Innovations	$626.7	$622.4
Crane Currency	214.5	214.2
Total goodwill	$841.2	$836.6

Assets:
Crane Payment Innovations	$1,279.1	$1,266.1
Crane Currency	814.4	863.3
Corporate	35.9	—
Total assets	$2,129.4	$2,129.4
Long-lived assets by geographic region:

(in millions) December 31,	2023	2022
Long-lived assets (a)
North America	$159.7	$139.2
Western Europe	134.7	142.9
Rest of the World	14.6	13.6
Total long-lived assets	$309.0	$295.7

(a)	Long-lived assets, net by geographic region are based on the location of the business unit and consist of property, plant and equipment and operating lease assets.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Note 4 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

(in millions) December 31,	2023	2022	2021
Crane Payment Innovations
Products	$758.7	$752.2	$692.2
Services	127.7	122.1	113.5
Total Crane Payment Innovations	$886.4	$874.3	$805.7

Crane Currency Products	$504.9	$465.6	$539.4
Total Net Sales	$1,391.3	$1,339.9	$1,345.1
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of December 31, 2023, backlog was $459.8 million. We expect to recognize approximately 85% of our remaining performance obligations as revenue in 2024, 9% in 2025 and the balance thereafter.
Contract Assets and Contract Liabilities
Contract assets represent unbilled amounts that typically arise from contracts for customized products or contracts for products sold directly to the U.S. government, where revenue recognized using the cost-to-cost method exceeds the amount billed to the customer. Contract assets are assessed for impairment and recorded at their net realizable value. Contract liabilities represent advance payments from customers. Revenue related to contract liabilities is recognized when control is transferred to the customer. We report contract assets, which are included within “Other current assets” in our Consolidated and Combined Balance Sheets, and contract liabilities, which are included within “Accrued liabilities” in our Consolidated and Combined Balance Sheets, on a contract-by-contract net basis at the end of each reporting period. Net contract assets and contract liabilities were as follows:

(in millions) December 31,	2023	2022
Contract assets	$30.3	$31.8
Contract liabilities	$92.5	$93.6
During 2023 we recognized revenue of $87.8 million related to contract liabilities as of December 31, 2022.
The business had one individually significant customer within the Crane Currency segment with net sales of $213.1 million, $231.9 million and $242.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 5 – Research and Development
Research and development costs are expensed when incurred and are included in “Selling, general and administrative” in our Consolidated and Combined Statements of Operations.

(in millions) December 31,	2023	2022	2021
Research and Development Costs	$42.8	$33.9	$33.2

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Note 6 – Pension and Postretirement Benefits
Pension Plan
A number of our non-U.S. subsidiaries sponsor defined benefit pension plans that provide ongoing benefits for approximately 8% of all non-U.S. employees as of December 31, 2023. The benefits are typically based upon years of service and compensation. Most of these plans are funded by company contributions to pension funds, which are held for the sole benefit of plan participants and beneficiaries. Additionally, in the United States, we sponsor a defined benefit pension plan that covers less than 1% of U.S. employees as of December 31, 2023. The benefits are based on years of service and compensation. Charges to expense are based upon costs computed by an independent actuary. The plan is funded on a pay-as-you-go basis.
Postretirement Plans
Postretirement health care benefits are provided for certain employees hired before July 1, 2013, who meet minimum age and service requirements.
A summary of the projected benefit obligations, fair value of plan assets and funded status for the plans is as follows:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$67.7	$99.5	$16.3	$23.4
Service cost	1.9	2.1	0.1	0.1
Interest cost	2.1	0.9	0.8	0.6
Plan participants’ contributions	0.4	0.4	—	—
Actuarial loss (gain)	7.4	(24.3)	(2.9)	(6.4)
Settlements	(3.7)	(2.2)	—	—
Benefits paid	(4.1)	(3.0)	(1.6)	(1.4)
Foreign currency exchange and other	6.0	(5.5)	—	—
Administrative expenses paid	(0.1)	(0.2)	—	—
Benefit obligation at end of year	$77.6	$67.7	$12.7	$16.3

Change in plan assets:
Fair value of plan assets at beginning of year	$79.2	$105.4	$—	$—
Actual return on plan assets	4.8	(16.7)	—	—
Employer contributions	1.8	1.9	1.6	1.4
Plan participants’ contributions	0.4	0.4	—	—
Settlements	(3.7)	(2.2)	—	—
Benefits paid	(4.1)	(3.0)	(1.6)	(1.4)
Foreign currency exchange and other	5.5	(6.3)	—	—
Administrative expenses paid	(0.4)	(0.3)	—	—
Fair value of plan assets at end of year	$83.5	$79.2	$—	$—
Funded status	$5.9	$11.5	$(12.7)	$(16.3)
In the U.S., 2023 actuarial losses in the projected benefit obligation were primarily the result of a decrease in the discount rate. Other sources of gains or losses such as plan experience, updated census data and minor adjustments to actuarial assumptions generated combined losses of less than 1% of expected year end obligations. In the Non-U.S. countries, 2023 actuarial losses in the projected benefit obligation were primarily the result of decreases in discount rates. Other sources of gains or losses such as plan experience, updated census data, changes to forecast inflation, mortality table updates and minor adjustments to other actuarial assumptions generated combined losses of less than 2% of expected year end obligations.
In the U.S., 2022, there was no allocated benefit obligation. In the non-U.S. countries, 2022 actuarial gains in the projected benefit obligation were primarily the result of increases in discount rates. Other sources of gains or losses such as plan experience, updated census data, changes to forecast inflation and minor adjustments to other actuarial assumptions generated combined gains of 2% of expected year end obligations.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts recognized on our Consolidated and Combined Balance Sheets consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2023	2022	2023	2022
Other assets	$13.0	$14.8	$—	$—
Accrued liabilities	(0.1)	(0.1)	(1.3)	(1.8)
Accrued pension and postretirement benefits	(7.0)	(3.2)	(11.4)	(14.5)
Funded status	$5.9	$11.5	$(12.7)	$(16.3)
Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2023	2022	2023	2022
Net actuarial loss (gain)	$14.0	$6.6	$(7.9)	$(5.7)
Prior service credit	(6.6)	(6.7)	(0.9)	(2.0)
Total recognized in accumulated other comprehensive loss	$7.4	$(0.1)	$(8.8)	$(7.7)
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets are as follows:

	Pension Obligations/Assets
	U.S.		Non-U.S.		Total
(in millions) December 31,	2023	2022	2023	2022	2023	2022
Projected benefit obligation	$0.4	$—	$77.2	$67.7	$77.6	$67.7
Accumulated benefit obligation	$0.4	$—	$75.9	$66.4	$76.3	$66.4
Fair value of plan assets	$—	$—	$83.5	79.2	83.5	$79.2
Information for pension plans with benefit obligation in excess of plan assets is as follows:

(in millions) December 31,	2023	2022
Projected benefit obligation	$47.2	$3.2
Accumulated benefit obligation	$45.9	$3.0
Components of net periodic (benefit) cost are as follows:

	Pension Benefits			Postretirement Benefits
(in millions) For the year ended December 31,	2023	2022	2021	2023	2022	2021
Net Periodic (Benefit) Cost:
Service cost	$1.9	$2.1	$2.6	$0.1	$0.1	$0.2
Interest cost	2.1	0.9	0.7	0.8	0.6	0.6
Expected return on plan assets	(3.2)	(2.8)	(2.9)	—	—	—
Amortization of prior service cost	(0.7)	(0.7)	(0.7)	(1.1)	(1.1)	(1.1)
Amortization of net loss (gain)	—	0.6	1.5	(0.7)	—	—
Recognized curtailment gain	(0.1)	—	(2.2)	—	—	—
Settlement (gain) loss	(0.3)	—	0.1	—	—	—
Net periodic (benefit) cost	$(0.3)	$0.1	$(0.9)	$(0.9)	$(0.4)	$(0.3)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Postretirement Benefits
For the year ended December 31,	2023	2022	2021	2023	2022	2021
U.S. Plans:
Discount rate	4.02%	N/A	N/A	5.00%	5.40%	2.70%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Interest credit rate	4.02%	N/A	N/A	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	2.57%	3.17%	1.02%	N/A	N/A	N/A
Rate of compensation increase	2.03%	2.17%	2.25%	N/A	N/A	N/A
Interest credit rate	1.75%	1.81%	0.33%	N/A	N/A	N/A
The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
For the year ended December 31,	2023	2022	2021	2023	2022	2021
U.S. Plans:
Discount rate	5.43%	N/A	N/A	5.40%	2.70%	2.30%
Expected rate of return on plan assets	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Interest credit rate	3.62%	N/A	N/A	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	3.17%	1.02%	0.68%	N/A	N/A	N/A
Expected rate of return on plan assets	4.07%	2.98%	2.81%	N/A	N/A	N/A
Rate of compensation increase	2.17%	2.25%	2.41%	N/A	N/A	N/A
Interest credit rate	1.81%	0.33%	0.29%	N/A	N/A	N/A
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
For the non-U.S. plans, the 4.07% expected rate of return on assets assumption for 2023 reflected a weighted average of the long-term asset allocation targets for our various non-U.S. plans. As of December 31, 2023, the actual weighted average asset allocation for the non-U.S. plans was 15% equity securities, 27% fixed income securities, 57% alternative assets/other and 1% cash and cash equivalents.
The assumed health care cost trend rates are as follows:

December 31,	2023	2022
Health care cost trend rate assumed for next year	7.25%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2035	2033

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Assumed health care cost trend rates have a significant effect on the amounts reported for our health care plans.
Plan Assets
Our pension plan target allocations and weighted-average asset allocations by asset category are as follows, along with the actual allocation related to the Dedicated Plans:

	Target Allocation	Actual Allocation
Asset Category December 31,		2023	2022
Equity securities	15% - 75%	15%	13%
Fixed income securities	15% - 75%	27%	27%
Alternative assets/Other	0% - 75%	57%	59%
Cash and money market	0% - 10%	1%	1%
Independent investment consultants are retained to assist in executing the plans’ investment strategies. Several factors are evaluated in determining if an investment strategy will be implemented in our pension trusts. These factors include, but are not limited to, investment style, investment risk, investment manager performance and costs. We periodically review investment managers and their performance in relation to our plans’ investment objectives.
The primary investment objective of our various plan assets is to ensure that there are sufficient assets to pay benefits when they are due while mitigating associated risk and minimizing employer contributions. The plans’ assets are typically invested in a broad range of equity securities, fixed income securities, insurance contracts, alternative assets and cash instruments.
Equity securities include investments in large, mid, and small-capitalization companies located in both developed countries and emerging markets around the world. Fixed income securities include government bonds of various countries, corporate bonds that are primarily investment-grade, and mortgage-backed securities. Alternative assets include investments in real estate, insurance contracts and hedge funds employing a wide variety of strategies.
The fair value of our pension plan assets as of December 31, 2023, by asset category, are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Net Asset Value ("NAV") Practical Expedient (a)	Total Fair Value
Cash Equivalents and Money Markets	$0.5	$—	$—	$—	$0.5
Commingled and Mutual Funds
Non-U.S. Equity Funds	—	—	—	12.3	12.3
Collective Trust	—	—	19.4	20.7	40.1
Non-U.S. Fixed Income, Government and Corporate	—	—	—	22.4	22.4
Alternative Investments
Insurance / Annuity Contract(s)	—	8.2	—	—	8.2
Total Fair Value	$0.5	$8.2	$19.4	$55.4	83.5

(a)	Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
In 2023, the pension plan's asset classified as Level 3 constitutes an insurance contract valued annually on an actuarial basis.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The fair value of our pension plan assets as of December 31, 2022, by asset category, are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Net Asset Value ("NAV") Practical Expedient (a)	Total Fair Value
Cash Equivalents and Money Markets	$1.0	$—	$—	$—	$1.0
Commingled and Mutual Funds
Non-U.S. Equity Funds	—	—	—	10.0	10.0
Collective Trust	—	—	16.5	18.8	35.3
Non-U.S. Fixed Income, Government and Corporate	—	—	—	21.3	21.3
Alternative Investments
Insurance / Annuity Contract(s)	—	10.8	—	—	10.8
International Property Funds	—	—	—	0.8	0.8
Total Fair Value	$1.0	$10.8	$16.5	$50.9	$79.2

(a)	Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
In 2022, the pension plan's asset classified as Level 3 constitutes an insurance contract valued annually on an actuarial basis.
Cash Flows
We expect, based on current actuarial calculations, to contribute cash of approximately $2.0 million to our defined benefit pension plans during 2024. Cash contributions in subsequent years will depend on several factors including the investment performance of plan assets for funded plans.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated future payments (in millions)	Pension Benefits	Postretirement Benefits
2024	$3.6	$1.3
2025	3.6	1.3
2026	3.2	1.1
2027	3.5	1.2
2028	3.8	1.1
2029 to 2033	20.6	4.9
Total payments	$38.3	$10.9
Supplemental Executive Retirement Plan
We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers who were formerly employees of Crane Currency prior to the acquisition of Crane Currency in 2018. Benefit amounts are based upon years of service and compensation of the participating employees. We recorded minimal pre-tax settlement gain in 2023. We recorded a pre-tax settlement loss of $0.1 million in 2022. Accrued SERP benefits, which were recorded in Accrued liabilities and Accrued pension and postretirement benefits in the Consolidated and Combined Balance Sheets, were $1.7 million and $2.2 million as of December 31, 2023 and 2022, respectively. Employer contributions made to the SERP were $0.7 million, $1.0 million and $0.2 million in 2023, 2022 and 2021, respectively.
Defined Contribution Plans
We sponsor savings and investment plans that are available to our eligible employees including employees of our subsidiaries. We made contributions to the plans of $4.5 million, $4.1 million and $4.0 million in 2023, 2022 and 2021, respectively.
In addition to participant deferral contributions and company matching contributions on those deferrals, we provide a 3% non-matching contribution to eligible participants. We made non-matching contributions to these plans of $5.5 million, $5.1 million and $4.9 million in 2023, 2022 and 2021, respectively.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Note 7 – Stock-Based Compensation Plans
Prior to the Separation, Crane NXT employees and directors participated in Holdings' equity incentive plans and received equity awards under those plans in the forms of stock options, restricted share units, performance-based and time-based restricted share units and deferred stock units in respect of Holdings common shares. Crane NXT Consolidated and Combined Financial Statements reflect compensation expense for these stock-based plans associated with the portion of the Holdings equity incentive plans in which Crane NXT employees and directors participated.
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
There was no significant incremental stock-based compensation expense recorded as a result of the equity award conversions. The modification of the performance-based restricted share units resulted in a liability recorded upon Separation. The amount of the liability was $1.9 million as of December 31, 2023.
At December 31, 2023, we had stock-based compensation awards outstanding under the following shareholder-approved plans: the 2013 Stock Incentive Plan (the "2013 Plan"), 2018 Stock Incentive Plan (the "2018 Plan") and 2018 Amended and Restated Stock Incentive Plan (the “2018 Amended & Restated Plan”), applicable to employees and non-employee directors.
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
Stock Options
Options are granted under the Stock Incentive Plan to officers and other key employees and directors at an exercise price equal to the closing price on the date of grant. Unless otherwise determined by the Compensation Committee which administers the plan, options vest in four installments of 25% per year over four years beginning on the first anniversary of the grant date. All options granted to directors and options granted to officers and employees after 2014 expire 10 years after the date of grant.
Prior to the Separation, Holdings determined the fair value of each grant using the Black-Scholes option pricing model. The weighted-average assumptions for grants made by Holdings during the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Dividend yield	1.57%	2.05%	3.06%
Volatility	32.33%	33.96%	36.28%
Risk-free interest rate	3.67%	1.92%	0.50%
Expected lives in years	7.7	7.2	5.2

Expected dividend yield is based on Holdings’ dividend rate. Expected stock volatility was determined based upon the historical volatility for the four-year period preceding the date of grant. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. The expected lives of the awards represent the period of time that options granted are expected to be outstanding.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Activity in Crane NXT’s stock option plans for the year ended December 31, 2023 were as follows:

Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in millions) (a)
Options outstanding as of January 1, 2023	—	$—
Converted in Distribution (b)	563	34.42
Granted	—	—
Exercised	(49)	28.11
Canceled	(3)	31.36
Options outstanding as of December 31, 2023	511	$35.04	6.92	$11.2
Options exercisable as of December 31, 2023	230	$26.81	4.97	$6.9
(a) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for in the money options at December 31, 2023.
(b) Excludes 611,932 of options issued to SpinCo employees.

Included in our stock-based compensation was expense recognized for our stock option awards of $4.8 million for the year ended December 31, 2023. For the years ended December 31, 2022 and 2021, $1.9 million and $2.0 million, respectively, were allocated to the Company.
The total net cash received from these option exercises during 2023 was $4.4 million and is reflected in the Consolidated and Combined Statement of Cash Flows as “Stock options exercised, net of shares reacquired” within financing activities. The total cash received from option exercises during 2022 and 2021 was $1.6 million and $1.5 million, respectively, and is reflected in the Consolidated and Combined Statements of Cash Flows as “Net transfers to Crane” within financing activities. The tax benefit realized for the tax deductions from these option exercises was $0.4 million, $0.3 million and $1.8 million as of December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, there was $3.0 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.50 years.
Restricted Share Units and Performance-Based Restricted Share Units
Restricted share units vest in four installments of 25% per year over four years beginning on the first anniversary of the grant date and are subject to forfeiture restrictions which lapse over time. The vesting of performance-based restricted share units is determined based on relative total shareholder return for Crane NXT, Co. compared to the S&P Midcap 400 Capital Goods Group over a three year period, with payout potential ranging from 0% to 200% but capped at 100% if our three year total shareholder return is negative.
Included in our stock-based compensation was expense recognized for our restricted share unit and performance-based restricted share unit awards of $5.5 million. For the years ended December 31, 2022 and 2021, $7.4 million and $6.6 million, respectively, were allocated to the Company. The tax benefit for the vesting of the restricted share units was $0.5 million, $0.5 million and $0.1 million as of December 31, 2023, 2022 and 2021, respectively.
As of December 31, 2023, there was $10.2 million of total future compensation cost related to restricted share unit and performance-based restricted share unit awards, to be recognized over a weighted-average period of 2.08 years.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Changes in our restricted share units for the year ended December 31, 2023 were as follows:

Restricted Share Unit Activity	Restricted Share Units (in 000’s)	Weighted Average Grant-Date Fair Value
Restricted share units as of January 1, 2023	—	$—
Restricted share units converted in Distribution (a)	445	38.92
Restricted share units granted	36	49.24
Restricted share units vested	(32)	35.46
Restricted share units forfeited	(19)	37.69
Performance-based restricted share units granted	—	—
Performance-based restricted share units vested	(18)	30.88
Performance-based restricted share units forfeited	—	—
Restricted share units as of December 31, 2023	412	$40.18
(a) Excludes 190,900 of restricted shares units issued to SpinCo employees.

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
Our Consolidated and Combined Balance Sheets include the following related to leases:

(in millions) December 31,	Classification	2023	2022
Assets
Operating right-of-use assets	Other assets	$47.8	$34.0
Liabilities
Current lease liabilities	Accrued liabilities	$7.2	$7.4
Long-term lease liabilities	Other liabilities	42.6	29.0
Total lease liabilities		$49.8	$36.4
The components of lease cost were as follows:

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(in millions) December 31,	2023	2022	2021
Operating lease cost	$11.0	$10.9	$12.2
Variable lease cost	1.8	2.3	1.6
Total lease cost	$12.8	$13.2	$13.8
The weighted average remaining lease terms and discount rates for our operating leases were as follows:

December 31,	2023	2022
Weighted-average remaining lease term (in years) - operating leases	16.3	17.9
Weighted-average discount rate - operating leases	5.0%	4.5%
Supplemental cash flow information related to our operating leases were as follows:

(in millions) December 31,	2023	2022	2021
Cash paid for amounts included in measurement of operating lease liabilities - operating cash flows	$8.2	$9.2	$9.8
Right-of-use assets obtained in exchange for new operating lease liabilities	$16.5	$13.4	$1.5
Future minimum operating lease payments are as follows:

(in millions)	December 31, 2023
2024	$9.4
2025	7.8
2026	5.9
2027	4.8
2028	4.5
Thereafter	47.2
Total future minimum operating lease payments	$79.6
Imputed interest	29.8
Present value of lease liabilities reported	$49.8

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Note 9 – Income Taxes
Provision for Income Taxes
Our income before taxes is as follows:

(in millions) For year ended December 31,	2023	2022	2021
U.S. operations	$97.4	$163.9	$173.9
Non-U.S. operations	142.4	84.4	52.2
Total	$239.8	$248.3	$226.1
Our provision (benefit) for income taxes consists of:

(in millions) For the year ended December 31,	2023	2022	2021
Current:
U.S. federal tax	$31.3	$52.2	$27.7
U.S. state and local tax	1.7	6.0	4.2
Non-U.S. tax	20.6	13.6	8.0
Total current	53.6	71.8	39.9
Deferred:
U.S. federal tax	(2.8)	(13.8)	(1.0)
U.S. state and local tax	(0.4)	(2.3)	8.7
Non-U.S. tax	1.1	(12.3)	0.5
Total deferred	(2.1)	(28.4)	8.2
Total provision for income taxes (a)	$51.5	$43.4	$48.1
(a) Included in the above amounts are excess tax benefits from share-based compensation of $0.9 million, $0.8 million and $1.9 million in 2023, 2022 and 2021, respectively, which were reflected as reductions in our provision for income taxes in 2023, 2022 and 2021.

A reconciliation of the statutory U.S. federal tax rate to our effective tax rate is as follows:

For the year ended December 31,	2023	2022	2021
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
Increase (reduction) from:
Income taxed at non-U.S. rates	(2.0)%	(6.6)%	(1.4)%
Non-U.S. income inclusion, net of tax credits	2.0%	4.3%	(0.9)%
State and local taxes, net of federal benefit	1.0%	1.2%	4.7%
U.S. research and development tax credit	(0.7)%	(0.4)%	(0.9)%
U.S. deduction for foreign - derived intangible income	(0.8)%	(1.0)%	(0.2)%
Other	1.0%	(1.0)%	(1.1)%
Effective tax rate	21.5%	17.5%	21.2%
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon by over 140 member jurisdictions including the United States. Pillar 2 addresses the risks associated with profit shifting to entities in low tax jurisdictions. We are currently assessing the impact of this minimum tax on our business.
As of December 31, 2023, we have made the following determinations with regard to our non-U.S. earnings:

(in millions)	Permanently reinvested	Not permanently reinvested
Amount of earnings	$179.0	$148.5
Associated tax	N/A (a)	$0.5
(a) Determination of U.S. income taxes and non-U.S. withholding taxes due upon repatriation of this $179.0 million of earnings is not practicable because the amount of such taxes depends upon circumstances existing in numerous taxing jurisdictions at the time the remittance occurs.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Tax Related to Comprehensive Income
During 2023, 2022 and 2021, tax provision of $0.5 million, $2.8 million and $0.7 million, respectively, related to changes in pension and post-retirement plan assets and benefit obligations, were recorded to accumulated other comprehensive loss.
Deferred Taxes and Valuation Allowances
The components of deferred tax assets and liabilities included in our Consolidated and Combined Balance Sheets are as follows:

(in millions) December 31,	2023	2022
Deferred tax assets:
Tax loss and credit carryforwards	$48.4	$23.7
Inventories	8.5	9.1
Capitalized Research and Development	9.0	6.8
Accrued Bonuses and Stock Based Compensation	1.1	1.8
Pension and Post Retirement Benefits	2.4	1.6
Other	12.5	11.5
Total	$81.9	$54.5
Less: valuation allowance	46.4	19.3
Total deferred tax assets, net of valuation allowance	$35.5	$35.2
Deferred tax liabilities:
Basis difference in intangible assets	$(108.8)	$(119.1)
Basis difference in fixed assets	(28.2)	(19.1)
Other	(0.3)	(0.2)
Total deferred tax liabilities	$(137.3)	$(138.4)
Net deferred tax asset (liability)	$(101.8)	$(103.2)
Balance sheet classification:
Long-term deferred tax assets	$2.7	$6.3
Long-term deferred tax liability	(104.5)	(109.5)
Net deferred tax asset (liability)	$(101.8)	$(103.2)
Our total valuation allowance as of December 31, 2023 and 2022 was $46.4 million and $19.3 million, respectively. The change in valuation allowance primarily resulted from the transfer of state net operating losses and associated valuation allowances from SpinCo to the Company as a result of the Separation.
As of December 31, 2023, we had U.S. federal, U.S. state and non-U.S. tax loss and credit carryforwards that will expire, if unused, as follows:

(in millions) Year of expiration	U.S. Federal Tax Credits	U.S. Federal Tax Losses	U.S. State Tax Credits	U.S. State Tax Losses	Non- U.S. Tax Losses	Total
2024-2028	$—	$—	$1.1	$67.9	$0.2
After 2028	10.6	0.6	0.3	535.4	0.3
Indefinite	—	—	—	4.6	15.2
Total tax carryforwards	$10.6	$0.6	$1.4	$607.9	$15.7
Deferred tax asset on tax carryforwards	$10.6	$0.1	$1.1	$33.0	$3.6	$48.4
Valuation allowance on tax carryforwards	(10.6)	(0.1)	(1.1)	(31.6)	(3.0)	(46.4)
Net deferred tax asset on tax carryforwards	$—	$—	$—	$1.4	$0.6	$2.0
As of December 31, 2023 and 2022, we determined that it was more likely than not that $46.4 million and $13.3 million, respectively, of our deferred tax assets related to tax loss and credit carryforwards will not be realized. As a result, we recorded a valuation allowance against these deferred tax assets. We also determined that it is more likely than not that a portion of the benefit related to U.S. state and non-U.S. deferred tax assets other than tax loss and credit carryforwards will not be realized. Accordingly, as of December 31, 2023 and 2022, a valuation allowance of $0.0 million and $6.0 million, respectively, was

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
established against these U.S. state and non-U.S. deferred tax assets. Our total valuation allowance as of December 31, 2023 and 2022 was $46.4 million and $19.3 million, respectively.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of our gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(in millions)	2023	2022	2021
Balance of liability as of January 1,	$7.6	$10.3	$11.4
Increase as a result of tax positions taken during a prior year	—	—	—
Decrease as a result of tax positions taken during a prior year	(0.2)	—	—
Increase as a result of tax positions taken during the current year	0.5	0.4	0.2
Decrease as a result of settlements with taxing authorities	(0.1)	—	(0.8)
Reduction as a result of a lapse of the statute of limitations	(5.2)	(3.1)	(0.5)
Other	13.9	—	—
Balance of liability as of December 31,	$16.5	$7.6	$10.3
As of December 31, 2023, 2022 and 2021, the amount of our unrecognized tax benefits that, if recognized, would affect our effective tax rate was $18.4 million, $7.8 million and $10.8 million, respectively. The difference between these amounts and those reflected in the table above relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes.
As of December 31, 2023, the Company has recorded a gross unrecognized tax benefit of $13.9 million due to the Separation from SpinCo which is included in the above table as “Other.” This reflects SpinCo’s share of gross unrecognized tax benefit for pre-Separation periods when SpinCo’s operations were included in the Company’s consolidated tax returns. The Company has also recorded an indemnification receivable of $7.1 million from SpinCo per the terms of the Tax Matters Agreement described in Note 1, “Nature of Operations and Significant Accounting Policies.”

We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax expense. During the years ended December 31, 2023, 2022 and 2021, we recognized interest and penalty (income) of $(0.1) million, $(0.4) million and $(2.5) million, respectively, in our Consolidated and Combined Statements of Operations. As of December 31, 2023 and 2022, we had accrued $2.8 million and $1.2 million, respectively, of interest and penalties related to unrecognized tax benefits on our Consolidated and Combined Balance Sheets.
During the next twelve months, it is reasonably possible that our unrecognized tax benefits could change by $9.4 million due to settlements of income tax examinations, the expiration of statutes of limitations or other resolution of uncertainties. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.
Income Tax Examinations
Our income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities. With few exceptions, the years open to examinations are as follows:

Jurisdiction	Year
U.S. federal	2020 - 2022
U.S. state and local	2017 - 2022
Non-U.S.	2017 - 2022
Currently, we and our subsidiaries are under examination in various jurisdictions.
The Tax Matters Agreement specifies the rights, responsibilities, and obligations after the Separation with respect to tax liabilities and benefits. The agreement specifies the portion, if any, of this tax liability for which we and SpinCo will bear responsibility, and we and SpinCo agreed to indemnify each other against any amounts for which they are not responsible.
The Accrued Income Tax Liability computed on a stand-alone entity basis resulted in a decrease of approximately $10.2 million adjusted in our Consolidated and Combined Statements of Changes in Equity through “Crane Net Investment” upon the Separation. As of December 31, 2023, we had an accrued income tax liability of $12.8 million included in “U.S. and foreign taxes on income” in our Consolidated and Combined Balance Sheets.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 10 – Accrued Liabilities
Accrued liabilities consist of:

(in millions) December 31,	2023	2022
Employee related expenses	$62.3	$56.3
Contract liabilities	92.5	93.6
Current lease liabilities	7.2	7.4
Accrued interest	6.3	6.5
Warranty	5.6	4.4
Other	36.6	36.0
Total	$210.5	$204.2
We accrue warranty liabilities when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in "Cost of sales" in our Consolidated and Combined Statements of Operations.

Note 11 – Other Liabilities
A summary of the other liabilities is as follows:

(in millions) December 31,	2023	2022
Long-term lease liabilities	$42.6	$29.0
Accrued taxes	19.3	8.1
Other	1.8	1.4
Total	$63.7	$38.5

Note 12 - Commitments and Contingencies
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both of the criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of December 31, 2023, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our Consolidated and Combined Financial Statements for the potential impact of all such matters.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Note 13 – Financing
Our debt as of December 31, 2023 and 2022 consisted of the following:

(in millions) December 31,	2023	2022
Term Facility	$4.6	$—
4.45% notes due December 2023	—	299.7
Total short-term borrowings (a)	$4.6	$299.7

Term Facility	$98.5	$—
6.55% notes due November 2036	198.6	198.6
4.20% notes due March 2048	346.6	346.5
Other deferred financing costs associated with credit facilities	(3.4)	—
Total long-term debt (a)	$640.3	$545.1
(a ) Debt discounts and debt issuance costs totaled $10.1 million and $5.6 million as of December 31, 2023 and 2022, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above, where applicable.

4.45% notes due December 2023 - In December 2013, we issued 10 year notes having an aggregate principal amount of $300 million. The notes are unsecured, senior obligations that matured on December 15, 2023 and bear interest at 4.45% per annum, payable semi-annually on June 15 and December 15 of each year. The notes have no sinking fund requirement, but may be redeemed, in whole or part, at our option. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of the Company, and if as a consequence, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in long-term debt and are amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 4.56%. The notes were issued under an indenture dated as of December 13, 2013. The indentures contain certain restrictions, including a limitation that restricts our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness, enter into certain sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries.
On March 3, 2023, Holdings notified bondholders of its intent to redeem all its outstanding $300 million aggregate principal amount of its 4.45% senior notes due 2023 on April 4, 2023. We completed the redemption on April 4, 2023.
Credit Facilities - We are party to a senior secured credit agreement (the “Credit Agreement”) entered into on March 17, 2023, which provides for (i) a $500 million, five-year revolving credit facility (the “Revolving Facility”) and (ii) a $350 million, three-year term loan facility (the “Term Facility”), funding under each of which became available in connection with the Separation, upon the satisfaction of customary conditions of facilities of this type. On March 31, 2023, we borrowed the full amount of the Term Facility. During the year ended December 31, 2023, we repaid $245.0 million of the Term Facility.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
Other – As of December 31, 2023, we had open standby letters of credit on our behalf of $69.7 million issued pursuant to a $190.7 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines. As of December 31, 2022, we had open standby letters of credit on our behalf of $57.1 million issued pursuant to a $153.2 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines.
As of December 31, 2023, our total debt to total capitalization ratio was 40.1%, computed as follows:

(in millions)
Short-term borrowings	$4.6
Long-term debt	640.3
Total debt	$644.9
Equity	$964.0
Capitalization	$1,608.9
Total indebtedness to capitalization	40.1%

Note 14 – Fair Value Measurements
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $85.7 million as of December 31, 2022. We had no such hedging instruments as of December 31, 2023. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative receivable amounts are recorded within “Other current assets” on our Consolidated and Combined Balance Sheets and were $5.8 million as of the years ended December 31, 2022. We had no such derivative receivables as of December 31, 2023.
Available-for-sale securities consist of rabbi trust investments that hold marketable securities for the benefit of participants in our Supplemental Executive Retirement Plan. These investments are measured at fair value using quoted market prices in an active market and are therefore classified within Level 1 of the valuation hierarchy. During the second quarter of 2023, the rabbi trust investments were distributed to the beneficiaries and the rabbi trust investment account was closed. The fair value of available-for-sale securities was $0.4 million as of December 31, 2022 and is recorded within “Other assets” on our Consolidated and Combined Balance Sheets. We had no such fair value of available-for-sale securities as of December 31, 2023.
Long-term debt rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs and was $469.5 million and $753.1 million as of December 31, 2023 and 2022, respectively.
Note 15 – Restructuring
Overview
2022 Restructuring - In the fourth quarter of 2022, in response to economic uncertainty, we initiated modest workforce reductions in CPI of approximately 140 employees, or about 4% of our global workforce. We expect to substantially complete the program in the first quarter of 2024 in the U.S. with foreign jurisdictions extending through the end of 2026. We recorded a charge of $0.5 million and $6.2 million for the years ended December 31, 2023 and 2022, respectively. We do not expect to incur additional costs to complete these actions.
2020 Restructuring - In the second quarter of 2020, we initiated actions in response to the adverse economic impact of COVID-19 pandemic and integration actions related to the Cummins-Allison acquisition. These actions include workforce reductions of approximately 600 employees, or about 15% of our global workforce, and the exiting of two leased office facilities and one leased warehouse facility. We completed the program in 2022.
2017 Restructuring - In the fourth quarter of 2017, we initiated broad-based restructuring actions designed to improve profitability. These actions included headcount reductions of approximately 70 employees, or about 2% of our global workforce, and select facility consolidations in North America and Europe. In 2020, we adjusted the estimate downward to reflect the impact of employees that chose to voluntarily terminate prior to receiving severance at the conclusion of the actions in North America. In 2021, we recorded a gain on sale of real estate related to these actions. We completed the program in the first quarter of 2022.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Restructuring Charges (Gains), Net
We recorded restructuring charges (gains) which are reflected in the Consolidated and Combined Statements of Operations, as follows:

(in millions) For the year ended December 31,	2023	2022	2021
Crane Payment Innovations	$0.5	$6.2	$(0.9)
Crane Currency	—	—	(2.8)
Total restructuring charges (gains), net	$0.5	$6.2	$(3.7)
The following table summarizes our restructuring charges (gains), net by program, cost type and segment for the years ended December 31, 2023, 2022 and 2021:

For the years ended December 31,	2023			2022			2021
(in millions)	Severance	Other	Total	Severance	Other	Total	Severance		Other	Total
Crane Payment Innovations	$0.1	$0.4	$0.5	$5.7	$0.5	$6.2	$—		$—	$—
2022 Restructuring	0.1	0.4	0.5	5.7	0.5	6.2	—		—	—

Crane Payment Innovations	$—	$—	$—	$—	$—	$—	$(0.8)	(a)	$—	$(0.8)
Crane Currency	—	—	—	—	—	—	—		(2.8)	(2.8)
2020 Restructuring	—	—	—	—	—	—	(0.8)	(a)	(2.8)	(3.6)

Crane Payment Innovations	$—	$—	$—	$—	$—	$—	$(0.2)	(a)	$—	$(0.2)
2017 Restructuring	—	—	—	—	—	—	(0.2)	(a)	—	(0.2)

Total	$0.1	$0.4	$0.5	$5.7	$0.5	$6.2	$(1.0)		$(2.8)	$(3.8)

(a)	Reflects changes in estimates for increases and decreases in costs related to our restructuring programs.
The following table summarizes the cumulative restructuring charges incurred through December 31, 2023.

	Cumulative Restructuring Charges
(in millions)	Severance	Other	Total
Crane Payment Innovations	$5.8	$0.9	$6.7
2022 Restructuring	$5.8	$0.9	$6.7

Crane Payment Innovations	$15.8	$0.7	$16.5
Crane Currency	—	1.1	1.1
2020 Restructuring	$15.8	$1.8	$17.6

Crane Payment Innovations	$11.4	$0.3	$11.7
Crane Currency	0.1	0.4	0.5
2017 Restructuring	$11.5	$0.7	$12.2

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Restructuring Liability
The following table summarizes the accrual balances related to these restructuring charges by program:

(in millions)	2022 Restructuring	2020 Restructuring	2017 Restructuring	Total
Severance:
Balance as of December 31, 2021 (b)	$—	$—	$0.1	$0.1
Expense (a)	6.2	—	—	6.2
Utilization	(0.2)	—	(0.1)	(0.3)
Balance as of December 31, 2022 (b)	$6.0	$—	$—	$6.0
Expense (a)	0.5	—	—	0.5
Utilization	(5.9)	—	—	(5.9)
Balance as of December 31, 2023 (b)	$0.6	$—	$—	$0.6

(a)	Included within “Restructuring charges (gains), net” in the Consolidated and Combined Statements of Operations.
(b)	Included within Accrued Liabilities in the Consolidated and Combined Balance Sheets.

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
Change in Internal Controls over Financial Reporting. During the fourth quarter ended December 31, 2023, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Design and Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2023. Our independent registered public accounting firm also attested to, and reported on, our management’s assessment of the effectiveness of internal control over financial reporting. Our management’s report and our independent registered public accounting firm’s attestation report are set forth in Item 8 of this Annual Report on Form 10-K under the captions entitled “Management’s Responsibility for Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Crane NXT, Co.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Crane NXT, Co. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated and combined financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 22, 2024, expressed an unqualified opinion on those consolidated and combined financial statements.
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

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 22, 2024

Item 9B. Other Information
During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the definitive proxy statement with respect to the 2024 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about April 11, 2024 except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I. The Company’s Corporate Governance Guidelines, the charters of its Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.cranenxt.com/governance. Amendments to our Code of Ethics and any grant of a waiver from a provision of our Code of Ethics requiring disclosure under applicable Commission rules will be disclosed on our website at www.cranenxt.com/governance. The information on our website is not part of this report.

Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to the definitive proxy statement with respect to the 2024 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about April 11, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except the information required by Section 201(d) of Regulation S-K which is set forth below, the information required by Item 12 is incorporated by reference to the definitive proxy statement with respect to the 2024 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about April 11, 2024.

As of December 31, 2023:	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
	(a)		(b)	(c)
Equity compensation plans approved by security holders:
2018 Stock Incentive Plan (and predecessor plans)	986,736	a	$19.77	—
2018 Amended and Restated Stock Incentive Plan	976,091	a	$43.15	9,946,972
Equity compensation plans not approved by security holders	—		$—	—
Total	1,962,827		$34.18	9,946,972
a Includes 431,715 restricted share units (“RSUs”), 140,696 deferred stock units (“DSUs”) and 376,254 performance-based restricted share units (“PRSUs”), assuming the maximum potential payout percentage. Actual numbers of shares may vary, depending on actual performance. If the PRSUs included in this total vest at the target performance level as opposed to the maximum level, the aggregate awards outstanding would be 1,774,700. Column (b) does not take RSUs, PRSUs or DSUs into account because they do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the definitive proxy statement with respect to the 2024 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about April 11, 2024.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to the definitive proxy statement with respect to the 2024 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about April 11, 2024.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Consolidated and Combined Financial Statements:

Page Number
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	Page 36
Consolidated and Combined Statements of Operations	Page 38
Consolidated and Combined Statements of Comprehensive Income	Page 39
Consolidated and Combined Balance Sheets	Page 40
Consolidated and Combined Statements of Cash Flows	Page 41
Consolidated and Combined Statements of Changes in Equity	Page 42
Notes to Consolidated and Combined Financial Statements	Page 43
(b) Exhibits

Exhibit No.	Description
Exhibit 21	Subsidiaries of the Registrant.
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule13a-14(b) or 15d-14(b).
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).
Exhibit 97	Policy Relating to Recovery of Erroneously Awarded Compensation.
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Exhibits to Form 10-K — Documents incorporated by reference:

(2)	Plan of acquisition, reorganization, liquidation, or succession:
2.1
Agreement and Plan of Merger, dated February 28, 2022, by and among Crane Co., Crane NXT, Co., and Crane Transaction Company, LLC (included as Appendix A to the proxy statement/prospectus included in Amendment No. 2 to Crane NXT, Co.’s Registration Statement on Form S-4 (Registration No. 333-263119) filed on April 14, 2022) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K12G3 filed on May 16, 2022).

2.2
Stock Purchase Agreement, dated as of August 12, 2022, by and among Crane NXT, Co., Crane Company, Redco Corporation and Spruce Lake Liability Management Holdco LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 15, 2022).

2.3
Separation and Distribution Agreement, dated as of April 3, 2023, by and between Crane NXT, Co. and Crane Company (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 3, 2023).

(3)	Certificate of Incorporation and Bylaws:

(3)(a)	Amended and Restated Certificate of Incorporation of Crane NXT, Co. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12G3 filed on May 16, 2022).
3(b)
Certificate of Amendment to the Certificate of Incorporation of Crane NXT, Co., dated as of April 3, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 3, 2023).

3(c)	Amended and Restated By-laws of Crane NXT, Co., dated as of April 3, 2023 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on April 3, 2023).

(4)	Instruments Defining the Rights of Security Holders:
(4)(a)(1)
Indenture dated as of April 1, 1991 between the Registrant and the Bank of New York (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

(4)(a)(2)
First Supplemental Indenture to the Indenture dated April 1, 1991, dated as of May 16, 2022, between Crane NXT, Co. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K12G3 filed on May 16, 2022).

(4)(b)(1)
Indenture, dated as of dated as of February 5, 2018, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 5, 2018).

(4)(b)(2)
First Supplemental Indenture to the Indenture dated February 5, 2018, dated as of May 16, 2022, between Crane NXT, Co. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K12G3 filed on May 16, 2022).

(4)(b)(3)	Form of Note for 4.200% Senior Notes due 2048 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 5, 2018).
(4)(d)
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

(10)	Material Contracts:
10(a)
Credit Agreement, dated as of March 17, 2023, by and among Crane NXT, Co., as borrower, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the other agents and arrangers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2023).

10(b)
Collateral Agreement, dated as of March 31, 2023, by and among NXT, Co., the subsidiary grantors thereto and JPMorgan Chase, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 3, 2023).

10(c)
Transition Services Agreement, dated as of April 3, 2023, by and between Crane NXT, Co. and Crane Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2023).

10(d)
Tax Matters Agreement, dated as of April 3, 2023, by and between Crane NXT, Co. and Crane Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 3, 2023).

10(e)
Employee Matters Agreement, dated as of April 3, 2023, by and between Crane NXT, Co. and Crane Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 3, 2023).

10(f)
Intellectual Property Matters Agreement, dated as of April 3, 2023, by and between Crane NXT, Co. and Crane Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 3, 2023).

(iii)	Management Contracts or Compensatory Plans, Contracts or Arrangements
(a)	The Crane Co. 2013 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 11, 2013).
(b)	The Crane Co. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 15, 2018).
(c)	The Crane Co. Amended & Restated 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2001).
(d)	2007 Non-Employee Director Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on March 9, 2007).
(e)	The Crane Co. 2009 Non-Employee Director Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on March 6, 2009).
(f)
Form of Employment/Severance Agreement between the Company and certain executive officers, which provides for the continuation of certain employee benefits upon a change in control (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010). Agreements in this form have been entered into with all executive officers.

(g)
Form of Indemnification Agreement between the Company and each of its director and executive officers (incorporated by reference to Exhibit 10.3(i) to the Company’s Annual Report on Form 10-K filed February 23, 2021).

(h)	Offer Letter, dated September 27, 2022, between Crane NXT, Co. and Aaron Saak (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed March 1, 2023).

(i)	Offer Letter, dated February 24, 2023, between Crane NXT, Co. and Christina Cristiano (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2023).
(j)	Offer Letter, dated February 9, 2023, between Crane NXT, Co. and Paul Igoe (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2023).
(k)	Offer Letter, dated March 3, 2023, between Crane NXT, Co. and Jennifer Kartono (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2023).
(l)	Offer Letter, dated February 27, 2023, between Crane NXT, Co. and Bianca Shardelow (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2023).
(m)	Crane NXT, Co. Benefit Equalization Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2023).
(n)	Crane NXT, Co. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2023).

Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE NXT, CO. (Registrant)

By /s/ AARON SAAK
Aaron Saak President and Chief Executive Officer Date 2/22/2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Officers

/s/ AARON SAAK	/s/ CHRISTINA CRISTIANO	/s/ BIANCA SHARDELOW
Aaron Saak President, Chief Executive Officer and Director (Principal Executive Officer)	Christina Cristiano Senior Vice President Chief Financial Officer (Principal Financial Officer)	Bianca Shardelow Vice President, Controller Chief Accounting Officer (Principal Accounting Officer)
Date 2/22/2024	Date 2/22/2024	Date 2/22/2024
Directors

/s/ JOHN S. STROUP	/s/ MICHAEL DINKINS	/s/ WILLIAM K. GROGAN
John S. Stroup	Michael Dinkins	William K. Grogan
Date 2/22/2024	Date 2/22/2024	Date 2/22/2024

/s/ CRISTEN KOGL	/s/ ELLEN MCCLAIN	/s/ MAX H. MITCHELL
Cristen Kogl	Ellen McClain	Max H. Mitchell
Date 2/22/2024	Date 2/22/2024	Date 2/22/2024

/s/ DAVID D. PETRATIS	/s/ JAMES L.L. TULLIS
David D. Petratis	James L.L. Tullis
Date 2/22/2024	Date 2/22/2024