Form 10-Q
period 2024-03-31
Crane NXT, Co.
filed 2024-05-08
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
Registrant’s telephone number, including area code: 781-755-6868
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of April 30, 2024
Common stock, $1.00 Par Value – 57,126,938 shares

Crane NXT, Co.
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions, except per share data)	2024	2023
Net sales	$313.6	$329.1
Operating costs and expenses:
Cost of sales	161.2	174.4
Selling, general and administrative	94.3	88.8
Restructuring charges, net	2.7	—
Operating profit	55.4	65.9
Other income (expense):
Interest income	0.6	0.2
Interest expense	(9.9)	(10.4)
Related party interest expense	—	(2.5)
Miscellaneous income, net	0.6	1.4
Total other expense, net	(8.7)	(11.3)
Income before income taxes	46.7	54.6
Provision for income taxes	8.9	10.9
Net income attributable to common shareholders	$37.8	$43.7

Earnings per share:
Basic	$0.66	$0.77
Diluted	$0.66	$0.77

Average shares outstanding:
Basic	57.0	56.7
Diluted	57.7	56.7

Dividends per share	$0.16	n/a

See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net income attributable to common shareholders	$37.8	$43.7
Components of other comprehensive (loss) income, net of tax
Currency translation adjustment	(26.7)	4.9
Changes in pension and postretirement plan assets and benefit obligation, net of tax	(0.4)	(0.5)
Other comprehensive (loss) income, net of tax	(27.1)	4.4
Comprehensive income attributable to common shareholders	$10.7	$48.1
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(UNAUDITED)

(in millions)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$220.6	$227.2
Accounts receivable, net of allowance for credit losses of $13.8 as of March 31, 2024 and $11.8 as of December 31, 2023	182.8	214.9
Inventories, net:
Finished goods	43.5	35.6
Finished parts and subassemblies	22.7	22.7
Work in process	12.9	6.4
Raw materials	87.0	92.4
Inventories, net	166.1	157.1
Other current assets	59.6	45.2
Total current assets	629.1	644.4
Property, plant and equipment:
Cost	561.7	564.1
Less: accumulated depreciation	307.0	302.9
Property, plant and equipment, net	254.7	261.2
Long-term deferred tax assets	2.7	2.7

Intangible assets, net	297.0	308.9
Goodwill	830.1	841.2
Other assets	85.1	71.0
Total assets	$2,098.7	$2,129.4
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	March 31, 2024	December 31, 2023
Liabilities and equity
Current liabilities:
Short-term borrowings	$30.2	$4.6
Accounts payable	84.1	106.5
Accrued liabilities	169.9	210.5
U.S. and foreign taxes on income	12.7	12.8
Total current liabilities	296.9	334.4
Long-term debt	639.6	640.3
Accrued pension and postretirement benefits	21.8	22.5
Long-term deferred tax liability	103.7	104.5
Other liabilities	72.6	63.7
Total liabilities	1,134.6	1,165.4
Commitments and contingencies (Note 11)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized, 72,441,647 shares issued	72.4	72.4
Capital surplus	1,715.5	1,728.1
Retained earnings	149.6	120.9
Accumulated other comprehensive loss	(145.7)	(118.6)
Treasury stock	(827.7)	(838.8)
Total equity	964.1	964.0
Total liabilities and equity	$2,098.7	$2,129.4

Share data:
Common shares issued	72,441,647	72,441,647
Less: Common shares held in treasury	15,325,969	15,544,190
Common shares outstanding	57,115,678	56,897,457
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Operating activities:
Net income attributable to common shareholders	$37.8	$43.7
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	18.5	19.0
Stock-based compensation expense	2.3	2.3
Deferred income taxes	0.2	3.1
Cash used for operating working capital	(50.8)	(28.7)
Other	1.5	(3.9)
Total provided by operating activities	9.5	35.5
Investing activities:
Capital expenditures	(12.5)	(4.0)
Total used for investing activities	(12.5)	(4.0)
Financing activities:
Dividends paid	(9.1)	—
Proceeds from stock options exercised	1.6	—
Payment of tax withholding on equity awards vested	(6.2)	—
Debt issuance costs	—	(4.0)
Proceeds from revolving credit facility	30.0	—
Repayment of revolving credit facility	(5.0)	—
Proceeds from term loan	—	350.0
Repayment of term loan	(0.7)	—
Net transfers to Crane	—	(392.6)
Total provided by (used for) financing activities	10.6	(46.6)
Effect of exchange rates on cash, cash equivalents and restricted cash	(7.9)	2.6
Decrease in cash, cash equivalents and restricted cash	(0.3)	(12.5)
Cash and cash equivalents at beginning of period	227.2	230.7
Cash, cash equivalents and restricted cash at end of period[1]	$226.9	$218.2

[1] Includes both current and non-current balances of restricted cash. Current restricted cash, included within “Other current assets” in our Unaudited Consolidated and Combined Condensed Balance Sheets, was $0.1 million and $0.0 million as of March 31, 2024, and March 31, 2023, respectively. Non-current restricted cash, included within “Other assets” in our Unaudited Consolidated and Combined Condensed Balance Sheets, was $6.2 million and $0.0 million as of March 31, 2024, and March 31, 2023, respectively.

See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2024	2023
Detail of cash used for operating working capital:
Accounts receivable	$28.2	$21.0
Inventories	(11.7)	(12.2)
Other current assets	(14.5)	(4.7)
Accounts payable	(16.3)	(13.9)
Accrued liabilities	(36.8)	(26.0)
U.S. and foreign taxes on income	0.3	7.1
Total	$(50.8)	$(28.7)

Supplemental disclosure of cash flow information:
Interest paid	$9.2	$7.4
Income taxes paid	$8.7	$6.1
Unpaid capital expenditures	$2.0	$1.4
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of December 31, 2023	$72.4	$1,728.1	$120.9	$(118.6)	$(838.8)	$964.0
Net income attributable to common shareholders	—	—	37.8	—	—	37.8
Cash dividends ($0.16 per share)	—	—	(9.1)	—		(9.1)
Exercise of stock options of 57,564 shares	—	—	—	—	1.6	1.6
Impact from settlement of share-based awards, net of shares acquired	—	(14.7)	—	—	9.5	(5.2)
Stock-based compensation expense	—	2.1	—	—	—	2.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.4)	—	(0.4)
Currency translation adjustment	—	—	—	(26.7)	—	(26.7)
Balance as of March 31, 2024	$72.4	$1,715.5	$149.6	$(145.7)	$(827.7)	$964.1

(in millions)	Crane Net Investment	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2022	$915.3	$(131.5)	$783.8
Net income attributable to common shareholders	43.7	—	43.7
Stock-based compensation expense	2.3	—	2.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	(0.5)	(0.5)
Currency translation adjustment	—	4.9	4.9
Net transfers to Crane	(393.1)	—	(393.1)
Balance as of March 31, 2023	$568.2	$(127.1)	$441.1
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
Prior to the Separation, Crane NXT employees and directors participated in Holdings equity incentive plans and received equity awards under those plans in the form of stock options, restricted share units, performance-based and time-based restricted share units and deferred stock units in respect of Holdings common shares. Crane NXT Unaudited Consolidated and Combined Condensed Financial Statements reflect compensation expense for these stock-based plans associated with the portion of the Holdings equity incentive plans in which Crane NXT employees and directors participated.
As a result of the Separation, all outstanding stock-based compensation awards of Holdings were exchanged for similarly valued stock-based compensation awards of either SpinCo, Crane NXT or both. The exchanged awards are subject to the same service vesting requirements as the original awards. The modification of the performance-based restricted share units resulted in a liability recorded upon Separation. The amount of the liability was $1.0 million and $1.9 million as of March 31, 2024, and December 31, 2023, respectively.
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

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Basis of Presentation
The accompanying Unaudited Consolidated and Combined Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These Unaudited Consolidated and Combined Condensed Financial Statements should be read in conjunction with the Crane NXT Consolidated and Combined Financial Statements and Notes to Consolidated and Combined Financial Statements for the year ended December 31, 2023, previously filed on Form 10-K on February 22, 2024.
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
Prior to the Separation, Holdings used a centralized approach to cash management and financing its operations. Accordingly, none of the cash of Holdings has been allocated to the Business in the Unaudited Consolidated and Combined Condensed Financial Statements. However, cash balances primarily associated with certain of our foreign entities that did not participate in Holdings’ cash management program have been included in the Unaudited Consolidated and Combined Condensed Financial Statements. Transactions between Holdings and the Business are deemed to have been settled immediately through “Crane Net Investment.” The net effect of the deemed settled transactions is reflected in the Unaudited Consolidated and Combined Condensed Statements of Cash Flows as “Net transfers to Crane” within financing activities and in the Unaudited Consolidated and Combined Condensed Statements of Changes in Equity as “Crane Net Investment.”
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

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which intends to improve reportable segment disclosure requirements. The new standard includes new requirements to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within the reported segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported segment's profit or loss to assess performance and allocate resources. The standard is effective for all public entities for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. The Company is currently evaluating the potential impact of this standard on its Consolidated and Combined Financial Statements and Disclosures. We do not expect the new standard to have a material impact on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which intends to improve the transparency of income tax disclosures. The new standard requires public entities to provide greater disaggregation in their rate reconciliation, including new requirements to present reconciling items on a gross basis within specified categories, to disclose both percentages and dollar amounts, and to disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meets a quantitative threshold. The guidance also includes new requirements to provide users of the financial statements with better information on future cash flow prospects. The standard is effective for all public entities for annual periods beginning after December 15, 2024 on a prospective basis, with a retrospective option, and early adoption permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the potential impact of this standard on its Consolidated and Combined Financial Statements and Disclosures. We do not expect the new standard to have a material impact on our disclosures.

The Company considered the applicability and impact of other Accounting Standards Updates issued by the Financial Accounting Standards Board (FASB) and determined them to be either not applicable or are not expected to have a material impact on the Company's Consolidated and Combined Condensed Statements of Operations, Balance Sheets and Cash Flows.
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
The allocated centralized costs for the Business were $13.5 million for the three months ended March 31, 2023. These costs are included in “Selling, general and administrative” in the Unaudited Consolidated and Combined Condensed Statements of Operations.
In the opinion of our management, the expense and cost allocations have been determined on a basis considered to be a reasonable reflection of the utilization of services provided to or for the benefit received by the Business during 2023 prior to the Separation. The amounts that would have been or will be incurred on a stand-alone basis could differ from the amounts allocated due to economies of scale, difference in management judgment, a requirement for more or fewer employees or other factors. Management does not believe, however, that it is practicable to estimate what these expenses would have been had the Business operated as an independent entity, including any expenses associated with obtaining any of these services from unaffiliated entities. In addition, the future results of operations, financial position and cash flows could differ materially from the historical results presented herein.
Separation Costs. In connection with the Separation, we incurred transaction related expenses of $1.8 million for the three months ended March 31, 2023, recorded in “Selling, general and administrative” in the Unaudited Consolidated and Combined Condensed Statements of Operations. Expenses primarily consisted of professional service fees.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
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
Accounts Receivable and Payable. Certain related party transactions between the Business and Holdings have been included within “Crane Net Investment” in the Unaudited Consolidated and Combined Condensed Statements of Changes in Equity in the historical periods presented when the related party transactions were not settled in cash.
We recorded related party interest expense related to the loan activity with Holdings and its affiliates of $2.5 million for the three months ended March 31, 2023, which are included in the Business’ results as “Related party interest expense” in the Unaudited Consolidated and Combined Condensed Statements of Operations. The total effect of the settlement of these related party transactions is reflected within “Net transfers to Crane” as a financing activity in the Unaudited Consolidated and Combined Condensed Statements of Cash Flows.
After the Separation, SpinCo and its subsidiaries were identified as related parties. As of March 31, 2024, we had net outstanding payables with SpinCo and its subsidiaries of $0.1 million related to the transition services agreement and net outstanding receivables with SpinCo and its subsidiaries of $6.6 million related to indemnification under the tax matters agreement. As of December 31, 2023, we had net outstanding receivables with SpinCo and its subsidiaries of $0.3 million related to the transition services agreement and $4.5 million related to indemnification under the tax matters agreement.
Note 3 - Segment Results
Our segments are reported on the same basis used internally for evaluating performance and for allocating resources. As of March 31, 2024, we had two reportable segments: Crane Payment Innovations and Crane Currency. Assets of the reportable segments exclude general corporate assets, which principally consist of cash, deferred tax assets, certain property, plant and equipment, and certain other assets. Corporate consists of corporate office expenses including compensation and benefits for corporate employees, occupancy, depreciation, and other administrative costs.
A brief description of each of our segments as of March 31, 2024, is as follows:
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

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Financial information by reportable segment is set forth below.

	Three Months Ended
	March 31,
(in millions)	2024	2023
Net sales:
Crane Payment Innovations	$209.0	$223.8
Crane Currency	104.6	105.3
Total	$313.6	$329.1

Operating profit:
Crane Payment Innovations	$52.7	$61.8
Crane Currency	20.2	17.6
Corporate	(17.5)	(13.5)
Total	$55.4	$65.9
Interest income	0.6	0.2
Interest expense	(9.9)	(10.4)
Related party interest expense	—	(2.5)
Miscellaneous income, net	0.6	1.4
Income before income taxes	$46.7	$54.6

(in millions)	March 31, 2024	December 31, 2023
Assets:
Crane Payment Innovations	$1,240.6	$1,279.1
Crane Currency	839.4	814.4
Corporate	18.7	35.9
Total	$2,098.7	$2,129.4

(in millions)	March 31, 2024	December 31, 2023
Goodwill:
Crane Payment Innovations	$616.1	$626.7
Crane Currency	214.0	214.5
Total	$830.1	$841.2

Note 4 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended
	March 31,
(in millions)	2024	2023
Crane Payment Innovations
Products	$176.4	$192.7
Services	32.6	31.1
Total Crane Payment Innovations	$209.0	$223.8

Crane Currency Products	$104.6	$105.3
Net sales	$313.6	$329.1

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled. As of March 31, 2024, our performance obligations were $422.0 million. We expect to recognize approximately 83% of our remaining performance obligations as revenue in 2024, 11% in 2025 and the balance thereafter.
Contract Assets and Contract Liabilities
Contract assets represent unbilled amounts that typically arise from contracts for customized products or contracts for products sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, where revenue recognized using the cost-to-cost method exceeds the amount billed to the customer. Contract assets are assessed for impairment and recorded at their net realizable value. Contract liabilities represent advance payments from customers. Revenue related to contract liabilities is recognized when control is transferred to the customer. We report contract assets, which are included within “Other current assets” in our Unaudited Consolidated and Condensed Balance Sheets, and contract liabilities, which are included within “Accrued liabilities” and “Other liabilities” on our Unaudited Consolidated and Condensed Balance Sheets, on a contract-by-contract net basis at the end of each reporting period. Net contract assets and contract liabilities consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
Contract assets	$41.7	$30.3
Contract liabilities	$86.3	$92.5
We recognized revenue of $27.7 million during the three months ended March 31, 2024, related to contract liabilities as of December 31, 2023.
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
On April 3, 2023, 56.7 million shares of our common stock, par value $1.00 per share, were distributed to Holdings stockholders of record as of March 23, 2023. This share amount is utilized for the calculation of basic and diluted earnings per share for periods presented prior to the Separation and such shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no Crane NXT stock-based awards outstanding prior to the Separation.

	Three Months Ended
	March 31,
(in millions, except per share data)	2024	2023
Net income attributable to common shareholders	$37.8	$43.7

Average basic shares outstanding	57.0	56.7
Effect of dilutive share-based awards	0.7	—
Average diluted shares outstanding	57.7	56.7

Earnings per basic share	$0.66	$0.77
Earnings per diluted share	$0.66	$0.77
Stock options, restricted share units, deferred stock units and performance-based restricted share units that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive were 0.3 million for the three months ended March 31, 2024.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 6 - Changes in Accumulated Other Comprehensive Loss
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on our Unaudited Consolidated and Condensed Balance Sheets.

(in millions)	Pension and Postretirement Benefits (a)	Currency Translation Adjustment	Total
Balance as of December 31, 2023	$3.8	$(122.4)	$(118.6)
Other comprehensive loss before reclassifications	—	(26.7)	(26.7)
Amounts reclassified from accumulated other comprehensive loss	(0.4)	—	(0.4)
Net period other comprehensive loss	(0.4)	(26.7)	(27.1)
Balance as of March 31, 2024	$3.4	$(149.1)	$(145.7)

(a) Net of tax detriment of $1.4 million and $1.5 million as of March 31, 2024 and December 31, 2023, respectively.
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three month periods ended March 31, 2024, and 2023. Amortization of pension and postretirement components has been recorded within “Miscellaneous income, net” on our Unaudited Consolidated and Combined Condensed Statements of Operations.

	Three Months Ended March 31,
(in millions)	2024	2023
Amortization of pension components:
Prior service costs	$(0.2)	$(0.2)
Net loss	0.1	—
Amortization of postretirement components:
Prior service costs	(0.2)	(0.3)
Net gain	(0.2)	(0.1)
Total before tax	$(0.5)	$(0.6)
Tax impact	(0.1)	(0.1)
Total reclassifications for the period	$(0.4)	$(0.5)
Note 7 - Pension and Postretirement Benefits
For all plans, the components of net periodic benefit for the three months ended March 31, 2024, and 2023 are as follows:

	Pension		Postretirement
(in millions)	2024	2023	2024	2023
Service cost	$0.5	$0.5	$—	$—
Interest cost	0.5	0.5	0.1	0.2
Expected return on plan assets	(0.8)	(0.8)	—	—
Amortization of prior service cost	(0.2)	(0.2)	(0.2)	(0.3)
Amortization of net (gain) loss	0.1	—	(0.2)	(0.1)
Net periodic expense (benefit)	$0.1	$—	$(0.3)	$(0.2)

The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income, net” in our Unaudited Consolidated and Combined Condensed Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Unaudited Consolidated and Combined Condensed Statements of Operations.
We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2024	$2.0	$1.3
Amounts contributed during the three months ended March 31, 2024	$0.8	$1.0

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 8 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.
Our effective tax rates are as follows:

	Three Months Ended March 31,
	2024	2023
Effective Tax Rate	19.0%	20.0%
Our effective tax rate for the three months ended March 31, 2024 is lower than the prior year’s comparable period primarily due to a higher equity compensation deduction.
Our effective tax rate for the three months ended March 31, 2024 is lower than the statutory U.S. federal tax rate of 21% primarily due to a higher equity compensation deduction.
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon by over 140 member jurisdictions including the United States. Pillar 2 addresses the risks associated with profit shifting to entities in low tax jurisdictions. We have adopted Pillar 2 and the impact of this adoption on our business is immaterial.
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
As of March 31, 2024, we had gross unrecognized tax benefits of $19.3 million included in “Other liabilities” in our Unaudited Consolidated and Condensed Balance Sheets.
Note 9 - Goodwill and Intangible Assets
Changes to goodwill are as follows:

(in millions)	Crane Payment Innovations	Crane Currency	Total
Balance as of December 31, 2023	$626.7	$214.5	$841.2
Currency translation	(10.6)	(0.5)	(11.1)
Balance as of March 31, 2024	$616.1	$214.0	$830.1
As of March 31, 2024, we had $297.0 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives. As of December 31, 2023, we had $308.9 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives.
Changes to intangible assets are as follows:

(in millions)	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Balance at beginning of period, net of accumulated amortization	$308.9	$344.9
Amortization expense	(8.9)	(35.9)
Currency translation and other	(3.0)	(0.1)
Balance at end of period, net of accumulated amortization	$297.0	$308.9

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
A summary of intangible assets are as follows:

		March 31, 2024			December 31, 2023
(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	12.5	$62.0	$14.9	$47.1	$62.2	$15.0	$47.2
Customer relationships and backlog	18.8	497.1	271.5	225.6	504.4	269.5	234.9
Other	10.0	98.7	74.4	24.3	99.8	73.0	26.8
Total	18.0	$657.8	$360.8	$297.0	$666.4	$357.5	$308.9
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2024	$26.9
2025	30.2
2026	30.0
2027	29.1
2028	26.2
2029 and after	109.1
Note 10 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	March 31, 2024	December 31, 2023
Contract liabilities	$82.2	$92.5
Employee related expenses	29.2	62.3
Current lease liabilities	7.9	7.2
Accrued interest	6.0	6.3
Warranty	5.8	5.6
Other	38.8	36.6
Total	$169.9	$210.5

Note 11 - Commitments and Contingencies
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of March 31, 2024, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
On April 3, 2023, Crane NXT and SpinCo entered into a Tax Matters Agreement which, among other things, governs our and SpinCo’s respective rights, responsibilities and obligations after the Separation with respect to tax liabilities and benefits. The agreement specifies the allocation of tax liabilities between us and SpinCo, and we and SpinCo agreed to indemnify each other for any amounts for which they are not responsible. As of March 31, 2024, there were no amounts owing to SpinCo pursuant to this agreement. The Tax Matters Agreement also specifies allocation of tax liabilities in the event that the Distribution is determined not to be tax-free. We believe that as of March 31, 2024, there was no reasonable possibility that such a tax liability will be incurred in connection with the Distribution.

Note 12 - Financing
Our debt consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
Term Facility	$5.2	$4.6
Revolving Facility	25.0	—
Total short-term borrowings (a)	$30.2	$4.6

Term Facility	$97.4	$98.5
6.55% notes due November 2036	198.6	198.6
4.20% notes due March 2048	346.6	346.6
Other deferred financing costs associated with credit facilities	(3.0)	(3.4)
Total long-term debt (a)	$639.6	$640.3

(a) Debt discounts and debt issuance costs totaled $9.5 million and $10.1 million as of March 31, 2024, and December 31, 2023, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above, where applicable.

Credit Facilities - We are party to a senior secured credit agreement (the “Credit Agreement”) entered into on March 17, 2023, which provides for (i) a $500 million, five-year revolving credit facility (the “Revolving Facility”) and (ii) a $350 million, three-year term loan facility (the “Term Facility”), funding under each of which became available in connection with the Separation, upon the satisfaction of customary conditions of facilities of this type. In the three months ended March 31, 2024, we drew down $30.0 million and repaid $5.0 million on our Revolving Facility.
The Revolving Facility allows us to borrow, repay and re-borrow funds from time to time prior to the maturity of the Revolving Facility without any penalty or premium, subject to customary borrowing conditions for facilities of this type and the reimbursement of breakage costs. Borrowings under the Term Facility are prepayable without premium or penalty, subject to customary reimbursement of breakage costs. Interest on loans advanced under the Credit Agreement accrues, at our option, at a rate per annum equal to (1) adjusted term Secured Overnight Financing Rate (SOFR) plus a credit spread adjustment of 0.10% for the applicable interest period plus a margin ranging from 1.50% to 2.25% or (2) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin as determined by the lower of corporate family credit ratings issued by Moody’s and S&P (the “Ratings”) and our total net leverage ratio. We are required to pay a fee on undrawn commitments under the Revolving Facility at a rate per annum that ranges from 0.20% to 0.35%, based on the lower of the Ratings and our total net leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates, investments, hedging arrangements and amendments to our organizational documents or to certain subordinated debt agreements. As of the last day of each fiscal quarter, our total net leverage ratio cannot exceed 3.50 to 1.00 (provided that, at our election, such maximum ratio may be increased to 4.00 to 1.00 for specified periods following our consummation of certain material acquisitions) and our minimum interest coverage ratio must be at least 3.00 to 1.00. The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary.

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
As a result of the Separation, all outstanding stock-based compensation awards of Holdings were exchanged for similarly valued stock-based compensation awards of either SpinCo, Crane NXT or both. The modification of the performance-based restricted share units resulted in a liability recorded upon Separation for awards that will be settled in SpinCo’s shares. The amount of the liability is measured at fair value using level 1 inputs such as the quoted market price of the underlying company’s stock. The fair value of the liability was $1.0 million and $1.9 million as of March 31, 2024, and December 31, 2023, respectively.
Long-term debt rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of notes due, measured using Level 2 inputs, was $454.4 million and $469.5 million as of March 31, 2024, and December 31, 2023, respectively.
Note 14 - Restructuring
2024 Restructuring - In the first quarter of 2024, in response to challenging industry conditions, we initiated workforce reductions in CPI, incurring $2.7 million of severance charges during the three months ended March 31, 2024. We do not expect to incur additional costs to complete these actions. We expect to substantially complete the restructuring program in 2025.
2022 Restructuring - In the fourth quarter of 2022, in response to economic uncertainty, we initiated workforce reductions in CPI, incurring $6.7 million of cumulative restructuring charges, net through March 31, 2024, of which $5.8 million related to severance and $0.9 million related to other costs. We do not expect to incur additional costs to complete these actions. We expect to substantially complete the program in 2024 in the U.S., with foreign jurisdictions extending through 2026.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
The following table summarizes the accrual balances related to these restructuring charges by program:

(in millions)	2024 Restructuring	2022 Restructuring	Total
Severance:
Balance as of December 31, 2023 (a)	$—	$0.6	$0.6
Expense (b)	2.7	—	2.7
Utilization	(1.7)	(0.1)	(1.8)
Balance as of March 31, 2024 (a)	$1.0	$0.5	$1.5

(a)	Included within “Accrued Liabilities” in the Unaudited Consolidated and Condensed Balance Sheets.
(b)	Included within “Restructuring charges, net” in the Unaudited Consolidated and Combined Condensed Statements of Operations.
Note 15 - Subsequent Events
On May 3, 2024, we acquired the OpSec Security business (“OpSec”), for a base purchase price of $270 million on a cash-free and debt-free basis, subject to a later adjustment reflecting OpSec’s net working capital, cash, the assumption of certain debt-like items, and OpSec's transaction expenses. We utilized $210 million from our Revolving Facility and cash on hand to fund the acquisition. Transaction costs incurred for the quarter ended March 31, 2024 were $3.9 million.

OpSec is a global leader in brand protection and authentication solutions, serving the world’s most recognized brands, as well as government agencies and financial institutions.

The Company is in process of determining the purchase price allocation and therefore the related disclosure is not practicable, due to the timing of the acquisition.

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
References to "core sales” exclude currency effects and, where applicable, the first-year impacts of acquisitions and divestitures. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated.
We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution investors that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. Such factors also include, among others: changes in global economic conditions (including inflationary pressures) and geopolitical risks, including macroeconomic fluctuations; demand for its products, which is variable and subject to factors beyond its control; fluctuation in the prices of, or disruption in its ability to source, components and raw materials, and delays in the distribution of its products; information systems and technology networks failures, breaches in data security, theft of personally identifiable and other information, and non-compliance with its contractual or other legal obligations regarding such information; risks associated with conducting a substantial portion of its business outside the U.S.; being unable to successfully develop and introduce new products, which would limit its ability to grow and maintain its competitive position; loss of personnel or being able to hire and retain additional personnel needed to sustain and grow its business as planned; being unable to identify or complete acquisitions, or to successfully integrate the businesses the Company acquires; governmental regulations and failure to comply with those regulations; risks from litigation, claims and investigations, including those related to product liability and warranties, and employee, commercial, intellectual property and environmental matters; risks related to its ability to improve productivity, reduce costs and align manufacturing capacity with customer demand; the ability to protect its intellectual property; significant competition in the Company's markets; adverse impacts from intangible asset impairment charges; additional tax expenses or exposures; inadequate or ineffective internal controls; and risks related to the Separation, including not obtaining the intended tax treatment of the Separation transaction, failure of Crane Company to perform under the various transaction agreements and actual or potential conflicts of interest with Crane Company; and other risks noted in reports that we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and subsequent reports and other documents filed with the Securities and Exchange Commission. We do not undertake any obligation to update or revise any forward-looking statements to reflect any future events or circumstances.

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
As of March 31, 2024, we drew down $25.0 million on our Revolving Facility.
2024 Restructuring
In the first quarter of 2024, in response to challenging industry conditions, we initiated workforce reductions in Crane Payment Innovations (“CPI”), incurring $2.7 million of severance charges during the three months ended March 31, 2024. We expect to substantially complete these restructuring actions in 2025.
Acquisition
On May 3, 2024, we acquired the OpSec Security business (“OpSec”), for a base purchase price of $270 million on a cash-free and debt-free basis, subject to a later adjustment reflecting OpSec’s net working capital, cash, the assumption of certain debt-like items, and OpSec's transaction expenses. We utilized $210 million from our Revolving Facility and cash on hand to fund the acquisition. Transaction costs incurred for the quarter ended March 31, 2024 were $3.9 million.
OpSec is a global leader in brand protection and authentication solutions, serving the world’s most recognized brands, as well as government agencies and financial institutions.
2024 Segment Update
In connection with our acquisition of OpSec, we renamed our “Crane Currency” reportable segment to “Security and Authentication Technologies,” which will consist of the Crane Currency business and the acquired OpSec business. Our CPI segment will remain unchanged. This updated structure is consistent with how the Chief Operating Decision Maker will allocate resources and assess performance, and better aligns with our mission to secure, detect and authenticate our customers’ most valuable assets. The updated segment presentation will be effective in the second quarter of 2024 and has no effect on the first quarter’s financial results presented herein.
Basis of Presentation
See Note 1, “Organization and Basis of Presentation” for more details on financial statement presentation basis and Note 2, “Related Parties” for expense allocation methodologies on carve-out financial information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Three Month Periods Ended March 31,
The following information should be read in conjunction with our Unaudited Consolidated and Combined Condensed Financial Statements and related notes. All comparisons below refer to the first three months of 2024 versus the first three months of 2023, unless otherwise specified.

	Three Months Ended March 31,		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%
Net sales	$313.6	$329.1	$(15.5)	(4.7)%

Cost of sales	$161.2	$174.4	$13.2	7.6%
as a percentage of sales	51.4%	53.0%
Selling, general and administrative	$94.3	$88.8	$(5.5)	(6.2)%
as a percentage of sales	30.1%	27.0%
Restructuring charges, net	$2.7	$—	$(2.7)	NM
Operating profit	$55.4	$65.9	$(10.5)	(15.9)%
Operating margin	17.7%	20.0%
Other income (expense):
Interest income	0.6	0.2	0.4	200.0%
Interest expense	(9.9)	(10.4)	0.5	4.8%
Related party interest expense	—	(2.5)	2.5	NM
Miscellaneous income, net	0.6	1.4	(0.8)	(57.1)%
Total other expense, net	(8.7)	(11.3)	2.6	23.0%
Income before income taxes	46.7	54.6	(7.9)	(14.5)%
Provision for income taxes	8.9	10.9	2.0	18.3%
Net income attributable to common shareholders	$37.8	$43.7	$(5.9)	(13.5)%
Sales decreased by $15.5 million, or 4.7%, to $313.6 million in 2024. The change in sales included:
•a decrease in core sales of $13.9 million, or 4.2%, driven primarily by lower volumes at Crane Payment Innovations (“CPI”), and
•unfavorable foreign currency translation of $1.6 million, or 0.5%.
Cost of sales decreased by $13.2 million, or 7.6%, to $161.2 million in 2024. The decrease was driven primarily by productivity gains net of inflation, lower manufacturing costs, and the impact of lower sales volumes, partially offset by unfavorable mix.
Selling, general and administrative expenses increased by $5.5 million, or 6.2%, to $94.3 million in 2024. The increase was driven primarily by professional services, including higher transaction related expenses of $2.3 million, or 2.6%.
Operating profit decreased by $10.5 million, or 15.9%, to $55.4 million in 2024. The decrease was primarily driven by CPI lower volumes and unfavorable mix, partially offset by favorable pricing net of inflation and productivity gains.
Our effective tax rate for the three months ended March 31, 2024 is lower than the prior year’s comparable period primarily due to a higher equity compensation deduction.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Month Periods Ended March 31,
Crane Payment Innovations

	Three Months Ended March 31,		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$176.4	$192.7	$(16.3)	(8.5)%
Services	32.6	31.1	1.5	4.8%
Total net sales	$209.0	$223.8	$(14.8)	(6.6)%
Cost of sales	$104.8	$107.4	$2.6	2.4%
as a percentage of sales	50.1%	48.0%
Selling, general and administrative	$48.8	$54.6	$5.8	10.6%
as a percentage of sales	23.3%	24.4%
Restructuring charges, net	$2.7	$—	$(2.7)	NM
Operating profit	$52.7	$61.8	$(9.1)	(14.7)%
Operating margin	25.2%	27.6%
Sales decreased by $14.8 million, or 6.6%, to $209.0 million in 2024, driven by lower core sales of $12.6 million, or 5.6%, and unfavorable foreign currency translation of $2.2 million, or 1.0%.
•Sales of Payment Acceptance and Dispensing Products decreased $16.3 million, or 8.5%, to $176.4 million in 2024. The decrease reflected lower core sales of $14.1 million, or 7.3%, primarily in gaming as customers adjust inventory levels to reflect reduced lead times. Included in the sales decrease is unfavorable foreign currency translation of $2.2 million, or 1.1%, primarily reflecting the weakening of the Japanese Yen against the U.S. dollar, partially offset by the strengthening of the British pound against the U.S. dollar.
•Service revenue increased by $1.5 million, or 4.8%, to $32.6 million in 2024, primarily driven by favorable pricing.
Cost of sales decreased by $2.6 million, or 2.4%, to $104.8 million in 2024, as unfavorable mix was more than offset by the impact of lower sales volumes, lower manufacturing costs and productivity gains.
Selling, general and administrative expense decreased by $5.8 million, or 10.6%, to $48.8 million in 2024, primarily due to lower reserves on customer receivables driven by higher collections.
Operating profit decreased by $9.1 million, or 14.7%, to $52.7 million in 2024. The decrease primarily reflected unfavorable mix of $11.2 million, or 18.1%, lower volumes of $10.7 million, or 17.3%, partially offset by favorable pricing and productivity gains of $14.0 million, or 22.7%. Restructuring charges of $2.7 million, or 4.4%, were mostly offset by cost saving actions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Crane Currency

	Three Months Ended March 31,		Favorable/(Unfavorable) Change
(dollars in millions)	2024	2023	$	%
Net sales	$104.6	$105.3	$(0.7)	(0.7)%
Cost of sales	$56.4	$67.0	$10.6	15.8%
as a percentage of sales	53.9%	63.6%
Selling, general and administrative	$28.0	$20.7	$(7.3)	(35.3)%
as a percentage of sales	26.8%	19.7%
Operating profit	$20.2	$17.6	$2.6	14.8%
Operating margin	19.4%	16.7%
Banknote and security product sales decreased by $0.7 million, or 0.7%, to $104.6 million in 2024, reflecting lower core sales of $1.4 million, or 1.3%, predominantly driven by lower volumes in the U.S. Currency business.
Cost of sales decreased by $10.6 million, or 15.8%, to $56.4 million in 2024, primarily due to favorable mix, the impact of lower sales volumes and productivity gains net of inflation.
Selling, general and administrative expense increased by $7.3 million, or 35.3%, to $28.0 million in 2024, primarily due to higher compensation and benefits, and higher engineering costs associated with the U.S. Currency redesign program.
Operating profit increased by $2.6 million, or 14.8%, to $20.2 million in 2024, reflecting favorable mix of $5.0 million, or 28.4%, partially offset by lower volumes of $2.8 million, or 15.9%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash provided by (used for):
Operating activities	$9.5	$35.5
Investing activities	(12.5)	(4.0)
Financing activities	10.6	(46.6)
Effect of exchange rates on cash, cash equivalents and restricted cash	(7.9)	2.6
Decrease in cash, cash equivalents and restricted cash	$(0.3)	$(12.5)

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to stockholders by reinvesting in existing businesses, by making acquisitions that will strengthen and complement our portfolio, by divesting businesses that are no longer strategic or aligned with our portfolio and where such divestitures can generate capacity for strategic investments and initiatives that further optimize our portfolio, by paying dividends and/or repurchasing shares, and by repaying prepayable debt. At any given time, and from time to time, we may be evaluating one or more of these opportunities, although we cannot assure you if or when we will consummate any such transactions.
Our current cash balance, together with cash we expect to generate from future operations along with our borrowings available under our revolving credit facility and our term facility, is expected to be sufficient to finance our short- and long-term capital requirements. In the three months ended March 31, 2024, we drew down $30.0 million and repaid $5.0 million on our Revolving Facility.
Operating Activities
Cash provided by operating activities was $9.5 million in the first three months of 2024, as compared to $35.5 million during the same period last year. The decrease in cash provided by operating activities was primarily driven by increased working capital requirements.
Investing Activities
Cash used for investing activities consists of cash used for capital expenditures. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems.
Cash used for investing activities was $12.5 million in the first three months of 2024, as compared to $4.0 million in the comparable period last year. The increase in cash used for investing activities was primarily driven by higher cash used for capital expenditures to support the U.S. Currency redesign program and other capital projects.
Financing Activities
Cash provided by (used for) financing activities consists primarily of dividend payments to shareholders, repayments of indebtedness, proceeds from the issuance of long-term debt and debt issuance cost on new credit facilities.
Cash provided by financing activities was $10.6 million during the first three months of 2024 compared to cash used for financing activities of $46.6 million in the comparable period last year. The increase in cash provided by financing activities was primarily driven by lower net transfers to Crane, partially offset by lower debt proceeds and higher dividend payments.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 to our Unaudited Consolidated and Combined Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2024, there have been no changes in Crane NXT’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
(b) Not applicable
(c) Share Repurchases
We did not make any open-market share repurchases of our common stock during the quarter ended March 31, 2024. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

CRANE NXT, CO.
REGISTRANT

Date
May 8, 2024	By	/s/ Aaron Saak
Aaron Saak
President and Chief Executive Officer

Date	By	/s/ Christina Cristiano
May 8, 2024		Christina Cristiano
Senior Vice President and Chief Financial Officer