Form 10-Q
period 2024-06-30
Crane NXT, Co.
filed 2024-08-07
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of July 31, 2024
Common stock, $1.00 Par Value – 57,137,005 shares

Crane NXT, Co.
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2024	2023	2024	2023
Net sales	$370.6	$352.4	$684.2	$681.5
Operating costs and expenses:
Cost of sales	209.7	184.0	370.9	358.4
Selling, general and administrative	93.3	99.6	187.6	188.4
Restructuring charges, net	—	—	2.7	—
Operating profit	67.6	68.8	123.0	134.7
Other income (expense):
Interest income	0.4	0.2	1.0	0.4
Interest expense	(12.4)	(14.1)	(22.3)	(24.5)
Related party interest expense	—	—	—	(2.5)
Miscellaneous (expense) income, net	(0.2)	1.0	0.4	2.4
Total other expense, net	(12.2)	(12.9)	(20.9)	(24.2)
Income before income taxes	55.4	55.9	102.1	110.5
Provision for income taxes	13.8	12.7	22.7	23.6
Net income attributable to common shareholders	$41.6	$43.2	$79.4	$86.9

Earnings per share:
Basic	$0.73	$0.76	$1.39	$1.53
Diluted	$0.72	$0.75	$1.38	$1.51

Average shares outstanding:
Basic	57.1	56.8	57.1	56.8
Diluted	57.8	57.4	57.7	57.4

Dividends per share	$0.16	$0.14	$0.32	$0.14

See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Net income attributable to common shareholders	$41.6	$43.2	$79.4	$86.9
Components of other comprehensive (loss) income, net of tax
Currency translation adjustment	(8.6)	(3.1)	(35.3)	1.8
Changes in pension and postretirement plan assets and benefit obligation, net of tax	(0.5)	(0.5)	(0.9)	(1.0)
Other comprehensive (loss) income, net of tax	(9.1)	(3.6)	(36.2)	0.8
Comprehensive income attributable to common shareholders	$32.5	$39.6	$43.2	$87.7
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(UNAUDITED)

(in millions)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$175.5	$227.2
Accounts receivable, net of allowance for credit losses of $10.5 as of June 30, 2024 and $11.8 as of December 31, 2023	225.4	214.9
U.S. and foreign taxes on income	5.1	—
Inventories, net:
Finished goods	45.3	35.6
Finished parts and subassemblies	24.3	22.7
Work in process	12.9	6.4
Raw materials	88.5	92.4
Inventories, net	171.0	157.1
Other current assets	54.9	45.2
Total current assets	631.9	644.4
Property, plant and equipment:
Cost	585.9	564.1
Less: accumulated depreciation	314.7	302.9
Property, plant and equipment, net	271.2	261.2
Long-term deferred tax assets	3.7	2.7

Intangible assets, net	443.6	308.9
Goodwill	950.4	841.2
Other assets	86.7	71.0
Total assets	$2,387.5	$2,129.4
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	June 30, 2024	December 31, 2023
Liabilities and equity
Current liabilities:
Short-term borrowings	$220.2	$4.6
Accounts payable	101.3	106.5
Accrued liabilities	205.4	210.5
U.S. and foreign taxes on income	—	12.8
Total current liabilities	526.9	334.4
Long-term debt	638.9	640.3
Accrued pension and postretirement benefits	21.9	22.5
Long-term deferred tax liability	132.2	104.5
Other liabilities	77.8	63.7
Total liabilities	1,397.7	1,165.4
Commitments and contingencies (Note 12)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized, 72,441,647 shares issued	72.4	72.4
Capital surplus	1,716.8	1,728.1
Retained earnings	182.0	120.9
Accumulated other comprehensive loss	(154.8)	(118.6)
Treasury stock	(826.6)	(838.8)
Total equity	989.8	964.0
Total liabilities and equity	$2,387.5	$2,129.4

Share data:
Common shares issued	72,441,647	72,441,647
Less: Common shares held in treasury	15,306,094	15,544,190
Common shares outstanding	57,135,553	56,897,457
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2024	2023
Operating activities:
Net income attributable to common shareholders	$79.4	$86.9
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	38.7	38.5
Stock-based compensation expense	4.9	4.7
Unrealized loss on forward contracts	0.2	—
Defined benefit plans and postretirement credit	(0.3)	(0.4)
Deferred income taxes	0.2	4.8
Cash used for operating working capital	(58.4)	(36.7)
Other	1.6	(2.8)
Total provided by operating activities	66.3	95.0
Investing activities:
Payment for acquisition, net of cash acquired	(269.8)	—
Capital expenditures	(21.4)	(8.5)
Proceeds from settlement of forward contracts	0.1	—
Total used for investing activities	(291.1)	(8.5)
Financing activities:
Dividends paid	(18.3)	(7.9)
Proceeds from stock options exercised	1.9	1.9
Payment of tax withholding on equity awards vested	(6.4)	—
Debt issuance costs	—	(5.2)
Repayment of long-term debt	—	(300.0)
Proceeds from revolving credit facility	280.0	—
Repayment of revolving credit facility	(65.0)	—
Proceeds from term loan	—	350.0
Repayment of term loan	(2.0)	(50.0)
Net transfers to Crane	—	(32.5)
Total provided by (used for) financing activities	190.2	(43.7)
Effect of exchange rates on cash, cash equivalents and restricted cash	(9.5)	3.4
Decrease in cash, cash equivalents and restricted cash	(44.1)	46.2
Cash and cash equivalents at beginning of period	227.2	230.7
Cash, cash equivalents and restricted cash at end of period[1]	$183.1	$276.9

1 Includes both current and non-current balances of restricted cash. Current restricted cash, included within “Other current assets” in our Unaudited Consolidated and Combined Condensed Balance Sheets, was $1.4 million and $0.0 million as of June 30, 2024, and June 30, 2023, respectively. Non-current restricted cash, included within “Other assets” in our Unaudited Consolidated and Combined Condensed Balance Sheets, was $6.2 million and $0.0 million as of June 30, 2024, and June 30, 2023, respectively.
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2024	2023
Detail of cash used for operating working capital:
Accounts receivable	$1.1	$5.9
Inventories	(3.1)	(18.4)
Other current assets	(4.5)	(3.9)
Accounts payable	(9.5)	(8.8)
Accrued liabilities	(25.4)	(12.3)
U.S. and foreign taxes on income	(17.0)	0.8
Total	$(58.4)	$(36.7)

Supplemental disclosure of cash flow information:
Interest paid	$19.2	$19.8
Income taxes paid	$41.7	$28.9
Unpaid capital expenditures	$3.5	$1.6
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of December 31, 2023	$72.4	$1,728.1	$120.9	$(118.6)	$(838.8)	$964.0
Net income attributable to common shareholders	—	—	37.8	—	—	37.8
Cash dividends ($0.16 per share)	—	—	(9.1)	—	—	(9.1)
Exercise of stock options of 57,564 shares	—	—	—	—	1.6	1.6
Impact from settlement of share-based awards, net of shares acquired	—	(14.7)	—	—	9.5	(5.2)
Stock-based compensation expense	—	2.1	—	—	—	2.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.4)	—	(0.4)
Currency translation adjustment	—	—	—	(26.7)	—	(26.7)
Balance as of March 31, 2024	$72.4	$1,715.5	$149.6	$(145.7)	$(827.7)	$964.1
Net income attributable to common shareholders	—	—	41.6	—	—	41.6
Cash dividends ($0.16 per share)	—	—	(9.2)	—	—	(9.2)
Exercise of stock options of 8,933 shares	—	—	—	—	0.3	0.3
Impact from settlement of share-based awards, net of shares acquired	—	(1.1)	—	—	0.8	(0.3)
Stock-based compensation expense	—	2.4	—	—	—	2.4
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.5)	—	(0.5)
Currency translation adjustment	—	—	—	(8.6)	—	(8.6)
Balance as of June 30, 2024	$72.4	$1,716.8	$182.0	$(154.8)	$(826.6)	$989.8

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Crane Net Investment	Total
Balance as of December 31, 2022	$—	$—	$—	$(131.5)	$—	$915.3	$783.8
Net income attributable to common shareholders	—	—	—	—	—	43.7	43.7
Stock-based compensation expense	—	—	—	—	—	2.3	2.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.5)	—	—	(0.5)
Currency translation adjustment	—	—	—	4.9	—	—	4.9
Net transfers to Crane	—	—	—	—	—	(393.1)	(393.1)
Balance as of March 31, 2023	$—	$—	$—	$(127.1)	$—	$568.2	$441.1
Net income attributable to common shareholders	—	—	43.2	—	—	—	43.2
Cash dividends ($0.14 per share)	—	—	(7.9)	—	—	—	(7.9)
Dividend from Crane	—	—	—	—	—	275.0	275.0
Net transfers from Crane	—	—	—	—	—	103.9	103.9
Reclassification of Crane Net Investment to Common Stock, Treasury Stock and Capital Surplus	72.4	1,722.8	—	—	(848.1)	(947.1)	—
Exercise of stock options, net of shares reacquired, of 64,105 shares	—	—	—	—	1.9	—	1.9
Impact from settlement of share-based awards, net of shares acquired	—	(1.8)	—	—	1.8	—	—
Stock-based compensation expense	—	1.9	—	—	—	—	1.9
Stock-based compensation reclassification[1]	—	(0.3)	—	—	—	—	(0.3)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.5)	—	—	(0.5)
Currency translation adjustment	—	—	—	(3.1)	—	—	(3.1)
Balance as of June 30, 2023	$72.4	$1,722.6	$35.3	$(130.7)	$(844.4)	$—	$855.2
1 Reclassification of stock-based compensation due to modification resulting from equity award conversions. See Note 1, “Organization and Basis of Presentation” for additional information.

See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation
Crane NXT, Co. is a leading provider of trusted technology solutions to secure, detect, and authenticate our customers’ most valuable assets. We are comprised of two reporting segments: Crane Payment Innovations (“CPI”) and Security and Authentication Technologies (“SAT”). Our primary end markets include governments and a wide range of consumer related end markets including retail and gaming. See Note 4, “Segment Results” for the relative size of these segments in relation to the total company (both net sales and total assets).
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
Due to SpinCo’s larger operations, greater tangible assets, greater fair value and greater net sales, in each case, relative to ours, among other factors, SpinCo was considered to be the “accounting spinnor” and therefore is the “accounting successor” to Holdings for accounting purposes, notwithstanding the legal form of the Separation. Therefore, following the Separation, our prior historical financial statements are comprised solely of combined carve-out financial statements representing only our operations, assets, liabilities and equity on a stand-alone basis derived from the consolidated financial statements and accounting records of Holdings.
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
As a result of the Separation, all outstanding stock-based compensation awards of Holdings were exchanged for similarly valued stock-based compensation awards of either SpinCo, Crane NXT or both. The exchanged awards are subject to the same service vesting requirements as the original awards. The modification of the performance-based restricted share units resulted in a liability recorded upon Separation. The amount of the liability was $1.2 million and $1.9 million as of June 30, 2024, and December 31, 2023, respectively.
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
Separation Costs. In connection with the Separation, we incurred transaction related expenses of $15.2 million and $17.0 million for the three-and-six months ended June 30, 2023 recorded in “Selling, general and administrative” in the Unaudited Consolidated and Combined Condensed Statements of Operations. Expenses primarily consisted of professional service fees.

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
After the Separation, SpinCo and its subsidiaries were identified as related parties. As of June 30, 2024, we had net outstanding payables with SpinCo and its subsidiaries of less than $0.1 million related to the Transition Services Agreement and net outstanding receivables with SpinCo and its subsidiaries of $6.5 million related to indemnification under the Tax Matters Agreement. As of December 31, 2023, we had net outstanding receivables with SpinCo and its subsidiaries of $0.3 million related to the Transition Services Agreement and $4.5 million related to indemnification under the Tax Matters Agreement.
Note 3 - Acquisition
Acquisitions are accounted for in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). Accordingly, we make an initial allocation of the purchase price at the date of acquisition based upon our understanding of the fair value of the acquired assets and assumed liabilities.
OpSec Acquisition
On May 3, 2024, we acquired the OpSec Security business (“OpSec”), for a base purchase price of $270 million on a cash-free and debt-free basis, subject to customary purchase price adjustments. The amount paid, net of cash acquired, was $269.8 million. We utilized $210.0 million from our Revolving Facility (as defined in Note 13, “Financing”) and cash on hand to fund the acquisition.

OpSec is a global leader in authentication and brand integrity with a heritage that spans four decades. OpSec serves brand owners, licensors, and media rights owners, helping them build intangible value and mitigate vulnerability across both physical and digital domains. OpSec also provides high-security and compliance solutions to governments. The acquisition of OpSec expands the Company’s capabilities across the entire authentication value chain, creating a leading brand and product authentication platform. In connection with the acquisition of OpSec, we renamed our “Crane Currency” reportable segment to “Security and Authentication Technologies,” which consists of the Crane Currency business and the acquired OpSec business.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Allocation of Consideration Transferred to Net Assets Acquired

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from our acquisition of OpSec. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period as required by ASC 805. The purchase price allocation is preliminary, pending our evaluation and determination of post-closing and final working capital adjustments. Potential adjustments made are not expected to be material in relation to the preliminary values presented below:

Net assets acquired (in millions)
Total current assets	$36.8
Property, plant and equipment	17.3
Other assets	9.8
Intangible assets	158.3
Goodwill	123.1
Total assets acquired	$345.3

Total current liabilities	$33.6
Other liabilities	41.9
Total assumed liabilities	$75.5
Net assets acquired	$269.8

The amount allocated to other assumed liabilities includes a contingent liability of $1.5 million related to a prior OpSec acquisition. The amount payable is contingent upon achievement of specific revenue targets and is capped at $2.2 million. The contingency conditions expire at the end of 2026, at which point if the contingency conditions have not been met, no payment will occur. The contingent liability is measured at fair value. See Note 14, “Fair Value Measurements” for further details.
The amount allocated to goodwill reflects expected sales synergies, manufacturing efficiency and research and development. Goodwill from this acquisition is not deductible for tax purposes.
The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period in which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

Intangible Assets (in millions)	Intangible Fair Value	Weighted Average Life (in years)
Intellectual property rights	$4.3	9.0
Customer relationships	115.5	19.3
Developed technology	36.5	5.7
Backlog	2.0	0.7
Total acquired intangible assets	$158.3

The intellectual property rights intangible asset category consists of trade names. The fair values of the trade names were determined by using an “income approach”, specifically the relief-from-royalty approach, which is a commonly accepted valuation approach. This approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of this asset. Therefore, a portion of OpSec’s earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to the Company’s ownership. The trade names are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 9 years.

The fair values of the developed technology intangible assets were also determined by the relief-from-royalty approach. Similarly, this approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of the technology. Therefore, a portion of OpSec’s earnings, equal to the after-tax royalty that would have been paid for the use of the technology, can be attributed to the Company’s ownership of the technology. The technology assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 3 to 6 years.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS

The fair values of the customer relationships and backlog intangible assets were determined by using an “income approach”, which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. The Company’s estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship is being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 16 to 20 years.
Supplemental Pro Forma Data
OpSec’s results of operations have been included in our financial statements for the period subsequent to the completion of the acquisition on May 3, 2024. The following unaudited pro forma consolidated and combined information assumes that the acquisition was completed on January 1, 2023. The unaudited pro forma consolidated and combined net sales for the three-and-six months ended June 30, 2024 would have been $382.0 million and $729.4 million, respectively. The unaudited pro forma consolidated and combined net sales for the three-and-six months ended June 30, 2023 would have been $379.3 million and $738.1 million, respectively. The unaudited pro forma consolidated and combined net income attributable to common shareholders for the three-and-six months ended June 30, 2024 would have been $47.8 million and $88.8 million, respectively. The unaudited pro forma consolidated and combined net income attributable to common shareholders for the three-and-six months ended June 30, 2023 would have been $32.7 million and $67.5 million, respectively. The unaudited pro forma consolidated and combined information is provided for illustrative purposes only and is not indicative of our actual consolidated and combined results of operations or consolidated financial position.
Acquisition-Related Costs
Acquisition-related costs are expensed as incurred. For the three-and-six months ended June 30, 2024, we recorded $6.1 million and $10.0 million, respectively, of integration and transaction costs in our Unaudited Consolidated and Combined Condensed Statements of Operations.
In addition, the Company recorded $4.0 million of inventory step-up amortization within “Cost of sales” in the Unaudited Consolidated and Combined Condensed Statements of Operations.
Note 4 - Segment Results
Our segments are reported on the same basis used internally for evaluating performance and for allocating resources.
In connection with the acquisition of OpSec, we renamed our “Crane Currency” reportable segment to “Security and Authentication Technologies,” which consists of the Crane Currency business and the acquired OpSec business. The CPI segment remains unchanged. This updated structure is consistent with how the Chief Operating Decision Maker evaluates performance and allocates resources, and better aligns with our mission to secure, detect and authenticate our customers’ most valuable assets.

As of June 30, 2024, we had two reportable segments: Crane Payment Innovations and Security and Authentication Technologies. Assets of the reportable segments exclude general corporate assets, which principally consist of cash, deferred tax assets, certain property, plant and equipment, and certain other assets. Corporate consists of corporate office expenses including compensation and benefits for corporate employees, occupancy, depreciation, and other administrative costs.
A brief description of each of our segments as of June 30, 2024, is as follows:
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

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Security and Authentication Technologies
Security and Authentication Technologies provides advanced security solutions based on proprietary technology for securing physical products, including banknotes, consumer goods, and industrial products. SAT also provides brand protection and authentication solutions, serving various brands, as well as government agencies and financial institutions. Key research and development and manufacturing facilities are located in the United States, United Kingdom, Sweden and Malta.
Financial information by reportable segment is set forth below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Net sales:
Crane Payment Innovations	$224.4	$225.9	$433.4	$449.7
Security and Authentication Technologies	146.2	126.5	250.8	231.8
Total	$370.6	$352.4	$684.2	$681.5

Operating profit:
Crane Payment Innovations	$61.4	$64.8	$114.1	$126.6
Security and Authentication Technologies	24.0	34.7	44.2	52.3
Corporate	(17.8)	(30.7)	(35.3)	(44.2)
Total	$67.6	$68.8	$123.0	$134.7
Interest income	0.4	0.2	1.0	0.4
Interest expense	(12.4)	(14.1)	(22.3)	(24.5)
Related party interest expense	—	—	—	(2.5)
Miscellaneous (expense) income, net	(0.2)	1.0	0.4	2.4
Income before income taxes	$55.4	$55.9	$102.1	$110.5

(in millions)	June 30, 2024	December 31, 2023
Assets:
Crane Payment Innovations	$1,197.8	$1,279.1
Security and Authentication Technologies	1,165.9	814.4
Corporate	23.8	35.9
Total	$2,387.5	$2,129.4

(in millions)	June 30, 2024	December 31, 2023
Goodwill:
Crane Payment Innovations	$611.4	$626.7
Security and Authentication Technologies	339.0	214.5
Total	$950.4	$841.2

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 5 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Crane Payment Innovations
Products	$190.6	$193.1	$367.0	$385.8
Services	33.8	32.8	66.4	63.9
Total Crane Payment Innovations	$224.4	$225.9	$433.4	$449.7

Security and Authentication Technologies
Banknotes and Security Products	$124.1	$125.5	$227.5	$229.5
Authentication Products and Solutions	22.1	1.0	23.3	2.3
Total Security and Authentication Technologies	$146.2	$126.5	$250.8	$231.8
Net sales	$370.6	$352.4	$684.2	$681.5

Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled. As of June 30, 2024, our performance obligations were $501.9 million. We expect to recognize approximately 76% of our remaining performance obligations as revenue in 2024, 20% in 2025 and the balance thereafter.
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

(in millions)	June 30, 2024	December 31, 2023
Contract assets	$34.5	$30.3
Contract liabilities	$98.3	$92.5
We recognized revenue of $20.5 million and $48.2 million during the three-and-six months ended June 30, 2024, related to contract liabilities as of December 31, 2023.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2024	2023	2024	2023
Net income attributable to common shareholders	$41.6	$43.2	$79.4	$86.9

Average basic shares outstanding	57.1	56.8	57.1	56.8
Effect of dilutive share-based awards	0.7	0.6	0.6	0.6
Average diluted shares outstanding	57.8	57.4	57.7	57.4

Earnings per basic share	$0.73	$0.76	$1.39	$1.53
Earnings per diluted share	$0.72	$0.75	$1.38	$1.51
Stock options, restricted share units, deferred stock units and performance-based restricted share units that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive were 0.3 million for the three-and-six-months ended June 30, 2024, and 0.5 million for the three-and-six-months ended June 30, 2023.
Note 7 - Changes in Accumulated Other Comprehensive Loss
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on our Unaudited Consolidated and Condensed Balance Sheets.

(in millions)	Pension and Postretirement Benefits (a)	Currency Translation Adjustment	Total
Balance as of December 31, 2023	$3.8	$(122.4)	$(118.6)
Other comprehensive loss before reclassifications	—	(35.3)	(35.3)
Amounts reclassified from accumulated other comprehensive loss	(0.9)	—	(0.9)
Net period other comprehensive loss	(0.9)	(35.3)	(36.2)
Balance as of June 30, 2024	$2.9	$(157.7)	$(154.8)

(a) Net of tax detriment of $1.3 million and $1.5 million as of June 30, 2024 and December 31, 2023, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three-and-six month periods ended June 30, 2024, and 2023. Amortization of pension and postretirement components has been recorded within “Miscellaneous (expense) income, net” on our Unaudited Consolidated and Combined Condensed Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Amortization of pension components:
Prior service costs	$(0.2)	$(0.2)	$(0.4)	$(0.4)
Net loss	—	—	0.1	—
Amortization of postretirement components:
Prior service costs	(0.2)	(0.2)	(0.4)	(0.5)
Net gain	(0.2)	(0.2)	(0.4)	(0.3)
Total before tax	$(0.6)	$(0.6)	$(1.1)	$(1.2)
Tax impact	(0.1)	(0.1)	(0.2)	(0.2)
Total reclassifications for the period	$(0.5)	$(0.5)	$(0.9)	$(1.0)
Note 8 - Pension and Postretirement Benefits
For all plans, the components of net periodic benefit for the three months ended June 30, 2024, and 2023 are as follows:

	Pension		Postretirement
(in millions)	2024	2023	2024	2023
Service cost	$0.6	$0.4	$—	$—
Interest cost	0.5	0.6	0.2	0.2
Expected return on plan assets	(0.8)	(0.8)	—	—
Amortization of prior service cost	(0.2)	(0.2)	(0.2)	(0.2)
Amortization of net gain	—	—	(0.2)	(0.2)
Net periodic expense (benefit)	$0.1	$—	$(0.2)	$(0.2)
For all plans, the components of net periodic benefit for the six months ended June 30, 2024, and 2023 are as follows:

	Pension		Postretirement
(in millions)	2024	2023	2024	2023
Service cost	$1.1	$0.9	$—	$—
Interest cost	1.0	1.1	0.3	0.4
Expected return on plan assets	(1.6)	(1.6)	—	—
Amortization of prior service cost	(0.4)	(0.4)	(0.4)	(0.5)
Amortization of net loss (gain)	0.1	—	(0.4)	(0.3)
Net periodic expense (benefit)	$0.2	$—	$(0.5)	$(0.4)
The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous (expense) income, net” in our Unaudited Consolidated and Combined Condensed Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Unaudited Consolidated and Combined Condensed Statements of Operations.
We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2024	$2.0	$1.3
Amounts contributed during the six months ended June 30, 2024	$1.1	$1.2

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 9 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.
Our effective tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Effective Tax Rate	25.0%	22.7%	22.3%	21.4%
Our effective tax rates for the three-and-six months ended June 30, 2024 are higher than in the prior year’s comparable periods primarily due to the mix of non-U.S. earnings.
Our effective tax rates for the three-and-six months ended June 30, 2024 are higher than the statutory U.S. federal tax rate of 21% primarily due to the mix of non-U.S. earnings.
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon by over 140 member jurisdictions including the United States. Pillar 2 addresses the risks associated with profit shifting to entities in low tax jurisdictions. We have adopted Pillar 2 and the impact of this adoption on our business was approximately $2 million.
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
As of June 30, 2024 and December 31, 2023, we had gross unrecognized tax benefits of $18.2 million and $19.3 million, respectively included in “Other liabilities” in our Unaudited Consolidated and Condensed Balance Sheets.
Note 10 - Goodwill and Intangible Assets
Changes to goodwill are as follows:

(in millions)	Crane Payment Innovations	Security and Authentication Technologies	Total
Balance as of December 31, 2023	$626.7	$214.5	$841.2
Additions	—	123.1	123.1
Currency translation	(15.3)	1.4	(13.9)
Balance as of June 30, 2024	$611.4	$339.0	$950.4
As of June 30, 2024, we had $443.6 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives. As of December 31, 2023, we had $308.9 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives.
Changes to intangible assets are as follows:

(in millions)	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Balance at beginning of period, net of accumulated amortization	$308.9	$344.9
Additions	159.3	—
Amortization expense	(20.2)	(35.9)
Currency translation and other	(4.4)	(0.1)
Balance at end of period, net of accumulated amortization	$443.6	$308.9

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
A summary of intangible assets are as follows:

		June 30, 2024			December 31, 2023
(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	11.3	$66.2	$15.0	$51.2	$62.2	$15.0	$47.2
Customer relationships and backlog	18.9	611.7	277.5	334.2	504.4	269.5	234.9
Developed Technology	6.9	63.6	22.6	41.0	26.3	21.2	5.1
Other	9.9	72.6	55.4	17.2	73.5	51.8	21.7
Total	18.0	$814.1	$370.5	$443.6	$666.4	$357.5	$308.9
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2024	$26.4
2025	44.1
2026	43.9
2027	41.5
2028	37.6
2029 and after	204.6
Note 11 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	June 30, 2024	December 31, 2023
Contract liabilities	$94.2	$92.5
Employee related expenses	44.0	62.3
Current lease liabilities	7.9	7.2
Accrued interest	7.6	6.3
Warranty	5.9	5.6
Other	45.8	36.6
Total	$205.4	$210.5

Note 12 - Commitments and Contingencies
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of June 30, 2024, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
On April 3, 2023, Crane NXT and SpinCo entered into a Tax Matters Agreement which, among other things, governs our and SpinCo’s respective rights, responsibilities and obligations after the Separation with respect to tax liabilities and benefits. The agreement specifies the allocation of tax liabilities between us and SpinCo, and we and SpinCo agreed to indemnify each other for any amounts for which they are not responsible. As of June 30, 2024, there were no amounts owing to SpinCo pursuant to this agreement. The Tax Matters Agreement also specifies allocation of tax liabilities in the event that the Distribution is determined not to be tax-free. We believe that as of June 30, 2024, there was no reasonable possibility that such a tax liability will be incurred in connection with the Distribution.

Note 13 - Financing
Our debt consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
Term Facility	$5.2	$4.6
Revolving Facility	215.0	—
Total short-term borrowings (a)	$220.2	$4.6

Term Facility	$96.4	$98.5
6.55% notes due November 2036	198.6	198.6
4.20% notes due March 2048	346.7	346.6
Other deferred financing costs associated with credit facilities	(2.8)	(3.4)
Total long-term debt (a)	$638.9	$640.3

(a) Debt discounts and debt issuance costs totaled $9.0 million and $10.1 million as of June 30, 2024, and December 31, 2023, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above, where applicable.

Credit Facilities - We are party to a senior secured credit agreement (the “Credit Agreement”) entered into on March 17, 2023, which provides for (i) a $500 million, five-year revolving credit facility (the “Revolving Facility”) and (ii) a $350 million, three-year term loan facility (the “Term Facility”), funding under each of which became available in connection with the Separation, upon the satisfaction of customary conditions of facilities of this type. In the six months ended June 30, 2024, we drew down $280.0 million, primarily to fund the OpSec acquisition, and repaid $65.0 million on our Revolving Facility.
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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $10.7 million as of June 30, 2024. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative liability amounts are recorded within “Accrued liabilities” on our Consolidated and Condensed Balance Sheets and were $0.2 million as of June 30, 2024. We had no such hedging instruments as of December 31, 2023.
As a result of the Separation, all outstanding stock-based compensation awards of Holdings were exchanged for similarly valued stock-based compensation awards of either SpinCo, Crane NXT or both. The modification of the performance-based restricted share units resulted in a liability recorded upon Separation for awards that will be settled in SpinCo’s shares. The amount of the liability is measured at fair value using level 1 inputs such as the quoted market price of the underlying company’s stock. The fair value of the liability was $1.2 million and $1.9 million as of June 30, 2024, and December 31, 2023, respectively.
Long-term debt rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of notes due, measured using Level 2 inputs, was $448.4 million and $469.5 million as of June 30, 2024, and December 31, 2023, respectively.
As a result of the OpSec acquisition, we assumed OpSec’s contingent liability related to a prior OpSec acquisition. The amount of the liability is measured at fair value using level 3 inputs as the fair value is determined by estimating the net present value of the expected cash flows based on the probability of the achievement of the contingent revenue targets. The fair value of the liability is recorded within “Other liabilities” on our Consolidated and Condensed Balance Sheets and was $1.5 million as of June 30, 2024. We had no such contingent liabilities as of December 31, 2023. See Note 3, “Acquisition” for further details.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 15 - Restructuring
2024 Restructuring - In the first quarter of 2024, in response to challenging industry conditions, we initiated workforce reductions in CPI, incurring $2.7 million of cumulative severance charges, net through June 30, 2024. We do not expect to incur additional costs to complete these actions. We expect to substantially complete the restructuring program in 2025.
2022 Restructuring - In the fourth quarter of 2022, in response to economic uncertainty, we initiated workforce reductions in CPI, incurring $6.7 million of cumulative restructuring charges, net through June 30, 2024, of which $5.8 million related to severance and $0.9 million related to other costs. We do not expect to incur additional costs to complete these actions. We expect to substantially complete the program in 2024.
The following table summarizes the accrual balances related to these restructuring charges by program:

(in millions)	2024 Restructuring	2022 Restructuring	Total
Severance:
Balance as of December 31, 2023 (a)	$—	$0.6	$0.6
Expense (b)	2.7	—	2.7
Utilization	(2.2)	(0.4)	(2.6)
Balance as of June 30, 2024 (a)	$0.5	$0.2	$0.7

(a)	Included within “Accrued Liabilities” in the Unaudited Consolidated and Condensed Balance Sheets.
(b)	Included within “Restructuring charges, net” in the Unaudited Consolidated and Combined Condensed Statements of Operations.

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
As of June 30, 2024, we drew down $215.0 million, net on our Revolving Facility.
2024 Restructuring
In the first quarter of 2024, in response to challenging industry conditions, we initiated workforce reductions in Crane Payment Innovations (“CPI”), incurring $2.7 million of severance charges during the six months ended June 30, 2024. We expect to substantially complete these restructuring actions in 2025.
OpSec Acquisition
On May 3, 2024, we acquired the OpSec Security business (“OpSec”), for a base purchase price of $270 million on a cash-free and debt-free basis, subject to customary purchase price adjustments. We utilized $210 million from our Revolving Facility and cash on hand to fund the acquisition. OpSec is a global leader in brand protection and authentication solutions, serving the world’s most recognized brands, as well as government agencies and financial institutions. In connection with the acquisition of OpSec, we renamed our “Crane Currency” reportable segment to “Security and Authentication Technologies,” which consists of the Crane Currency business and the acquired OpSec business.
Basis of Presentation
See Note 1, “Organization and Basis of Presentation” for more details on financial statement presentation basis and Note 2, “Related Parties” for expense allocation methodologies on carve-out financial information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Three Month Periods Ended June 30,
The following information should be read in conjunction with our Unaudited Consolidated and Combined Condensed financial statements and related notes. All comparisons below refer to the second quarter 2024 versus the second quarter 2023, unless otherwise specified.

	Three Months Ended June 30,		Favorable/(Unfavorable) Change
(in millions)	2024	2023	$	%
Net sales	$370.6	$352.4	$18.2	5.2%

Cost of sales	$209.7	$184.0	$(25.7)	(14.0)%
as a percentage of sales	56.6%	52.2%
Selling, general and administrative	$93.3	$99.6	$6.3	6.3%
as a percentage of sales	25.2%	28.3%
Operating profit	$67.6	$68.8	$(1.2)	(1.7)%
Operating margin	18.2%	19.5%

Other income (expense):
Interest income	0.4	0.2	0.2	100.0%
Interest expense	(12.4)	(14.1)	1.7	12.1%
Miscellaneous (expense) income, net	(0.2)	1.0	(1.2)	(120.0)%
Total other expense, net	(12.2)	(12.9)	0.7	5.4%
Income before income taxes	55.4	55.9	(0.5)	(0.9)%
Provision for income taxes	13.8	12.7	(1.1)	(8.7)%
Net income attributable to common shareholders	$41.6	$43.2	$(1.6)	(3.7)%
Sales increased by $18.2 million, or 5.2%, to $370.6 million in 2024. The change in sales included:
•benefit in sales from the May 2024 OpSec acquisition of $20.5 million, or 5.8%,
•core sales growth of $2.9 million, or 0.8%, driven primarily by higher core sales at CPI; and
•unfavorable foreign currency translation of $5.2 million, or 1.4%.
Cost of sales increased by $25.7 million, or 14.0%, to $209.7 million in 2024. The increase was driven primarily by the impact from the OpSec acquisition, unfavorable mix in CPI, and higher material and other manufacturing costs in SAT, partially offset by productivity gains.
Selling, general and administrative expenses decreased by $6.3 million, or 6.3%, to $93.3 million in 2024. The decrease was driven primarily by lower transaction related expenses, cost saving actions, and favorable foreign currency translation, partially offset by the impact from the OpSec acquisition.
Operating profit decreased by $1.2 million, or 1.7%, to $67.6 million in 2024. The decrease was primarily driven by unfavorable product mix at CPI, and the impact from the OpSec acquisition, partially offset by lower transaction related expenses, and productivity gains.
Our effective tax rate for the three months ended June 30, 2024 is higher than the prior year’s comparable period primarily due to the mix of non-U.S. earnings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Month Periods Ended June 30,
Crane Payment Innovations

	Three Months Ended June 30,		Favorable/(Unfavorable) Change
(in millions)	2024	2023	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$190.6	$193.1	$(2.5)	(1.3)%
Services	33.8	32.8	1.0	3.0%
Total net sales	$224.4	$225.9	$(1.5)	(0.7)%
Cost of sales	$114.6	$111.8	$(2.8)	(2.5)%
as a percentage of sales	51.1%	49.5%
Selling, general and administrative	$48.4	$49.3	$0.9	1.8%
as a percentage of sales	21.6%	21.8%
Operating profit	$61.4	$64.8	$(3.4)	(5.2)%
Operating margin	27.4%	28.7%
Sales decreased by $1.5 million, or 0.7%, to $224.4 million in 2024, driven by unfavorable foreign currency translation of $4.2 million, or 1.9%, partially offset by higher core sales of $2.7 million, or 1.2%.
•Sales of Payment Acceptance and Dispensing Products decreased by $2.5 million, or 1.3%, to $190.6 million in 2024. The decrease was driven by unfavorable foreign currency translation of $4.2 million, or 2.2%, partially offset by higher core sales of $1.7 million, or 0.9%. Unfavorable foreign currency translation primarily reflected the weakening of the Japanese yen against the U.S. dollar, partially offset by the strengthening of the British pound against the U.S. dollar.
•Service revenue increased by $1.0 million, or 3.0%, to $33.8 million in 2024, primarily driven by favorable pricing.
Cost of sales increased by $2.8 million, or 2.5%, to $114.6 million, as lower material and other manufacturing costs, productivity gains and favorable foreign currency translation were more than offset by unfavorable mix.
Selling, general and administrative expense decreased by $0.9 million, or 1.8%, to $48.4 million, primarily due to lower compensation and benefits through cost saving actions, and favorable foreign currency translation.
Operating profit decreased by $3.4 million, or 5.2%, to $61.4 million in 2024. The decrease primarily reflected unfavorable mix of $13.2 million, or 20.3%, partially offset by lower material and other manufacturing costs, and productivity gains of $8.1 million, or 12.5%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Security and Authentication Technologies

	Three Months Ended June 30,		Favorable/(Unfavorable) Change
(in millions)	2024	2023	$	%
Net sales by product line:
Banknotes and Security Products	$124.1	$125.5	$(1.4)	(1.1)%
Authentication Products and Solutions	22.1	1.0	21.1	NM
Total net sales	$146.2	$126.5	$19.7	15.6%
Cost of sales	$95.1	$72.2	$(22.9)	(31.7)%
as a percentage of sales	65.0%	57.1%
Selling, general and administrative	$27.1	$19.6	$(7.5)	(38.3)%
as a percentage of sales	18.5%	15.5%
Operating profit	$24.0	$34.7	$(10.7)	(30.8)%
Operating margin	16.4%	27.4%
Sales increased by $19.7 million, or 15.6%, to $146.2 million in 2024, primarily driven by the sales benefit from the OpSec acquisition of $20.5 million, or 16.2%.
•Banknote and security product sales decreased by $1.4 million, or 1.1%, to $124.1 million in 2024, reflecting lower core sales predominantly driven by lower volumes in international markets impacted by the timing of shipments, and unfavorable foreign currency translation, as the Swedish krona and the euro weakened against the U.S. dollar.
•Authentication products and solutions sales increased to $22.1 million in 2024, primarily driven by the sales benefit from the OpSec acquisition.
Cost of sales increased by $22.9 million, or 31.7%, to $95.1 million in 2024, primarily due to the impact from the OpSec acquisition, and higher material and other manufacturing costs, partially offset by productivity gains.
Selling, general and administrative expense increased by $7.5 million, or 38.3%, to $27.1 million in 2024, primarily due to the impact from the OpSec acquisition.
Operating profit decreased by $10.7 million, or 30.8%, to $24.0 million in 2024, reflecting higher material and other manufacturing costs net of favorable pricing of $8.0 million, or 23.1%, and the impact from the OpSec acquisition of $5.4 million, or 15.6%, partially offset by productivity gains of $5.2 million, or 15.0%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Six Month Periods Ended June 30,
The following information should be read in conjunction with our Unaudited Consolidated and Combined Condensed Financial Statements and related notes. All comparisons below refer to the first six months of 2024 versus the first six months of 2023, unless otherwise specified.

	Six Months Ended June 30,		Favorable/(Unfavorable) Change
(in millions)	2024	2023	$	%
Net sales	$684.2	$681.5	$2.7	0.4%

Cost of sales	$370.9	$358.4	$(12.5)	(3.5)%
as a percentage of sales	54.2%	52.6%
Selling, general and administrative	$187.6	$188.4	$0.8	0.4%
as a percentage of sales	27.4%	27.6%
Restructuring charges, net	$2.7	$—	$(2.7)	NM
Operating profit	$123.0	$134.7	$(11.7)	(8.7)%
Operating margin	18.0%	19.8%
Other income (expense):
Interest income	1.0	0.4	0.6	150.0%
Interest expense	(22.3)	(24.5)	2.2	9.0%
Related party interest expense	—	(2.5)	2.5	NM
Miscellaneous income, net	0.4	2.4	(2.0)	(83.3)%
Total other expense, net	(20.9)	(24.2)	3.3	13.6%
Income before income taxes	102.1	110.5	(8.4)	(7.6)%
Provision for income taxes	22.7	23.6	0.9	3.8%
Net income attributable to common shareholders	$79.4	$86.9	$(7.5)	(8.6)%
Sales increased by $2.7 million, or 0.4%, to $684.2 million in 2024. The change in sales included:
•sales benefit from the OpSec acquisition of $20.5 million, or 3.0%,
•core sales decline of $11.0 million, or 1.6%, driven primarily by lower volumes at CPI, and
•unfavorable foreign currency translation of $6.8 million, or 1.0%.
Cost of sales increased by $12.5 million, or 3.5%, to $370.9 million in 2024. The increase was driven primarily by unfavorable mix, and the impact of the OpSec acquisition, partially offset by productivity gains, the impact of lower sales volumes, and favorable foreign currency translation.
Selling, general and administrative expenses decreased by $0.8 million, or 0.4%, to $187.6 million in 2024. The decrease was driven primarily by cost saving actions, favorable foreign currency translation, and productivity gains, partially offset by the impact from the OpSec acquisition.
Operating profit decreased by $11.7 million, or 8.7%, to $123.0 million in 2024. The decrease was primarily driven by CPI unfavorable mix and lower volumes, as well as the impact from the OpSec acquisition, partially offset by favorable pricing across both segments and productivity gains.
Our effective tax rate for the six months ended June 30, 2024 is higher than the prior year’s comparable period primarily due to the mix of non-U.S. earnings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Six Month Periods Ended June 30,
Crane Payment Innovations

	Six Months Ended June 30,		Favorable/(Unfavorable) Change
(in millions)	2024	2023	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$367.0	$385.8	$(18.8)	(4.9)%
Services	66.4	63.9	2.5	3.9%
Total net sales	$433.4	$449.7	$(16.3)	(3.6)%
Cost of sales	$219.4	$219.2	$(0.2)	(0.1)%
as a percentage of sales	50.6%	48.7%
Selling, general and administrative	$97.2	$103.9	$6.7	6.4%
as a percentage of sales	22.4%	23.1%
Restructuring charges, net	$2.7	$—	$(2.7)	NM
Operating profit	$114.1	$126.6	$(12.5)	(9.9)%
Operating margin	26.3%	28.2%
Sales decreased by $16.3 million, or 3.6%, to $433.4 million in 2024, driven by lower core sales of $9.9 million, or 2.2%, and unfavorable foreign currency translation of $6.4 million, or 1.4%.
•Sales of Payment Acceptance and Dispensing Products decreased $18.8 million, or 4.9%, to $367.0 million in 2024. The decrease reflected lower core sales of $12.4 million, or 3.2%, as favorable pricing was more than offset by lower volumes primarily in gaming as customers adjust inventory levels to reflect reduced lead times. Included in the sales decrease is unfavorable foreign currency translation of $6.4 million, or 1.7%, primarily reflecting the weakening of the Japanese yen against the U.S. dollar, partially offset by the strengthening of the British pound against the U.S. dollar.
•Service revenue increased by $2.5 million, or 3.9%, to $66.4 million in 2024, primarily driven by favorable pricing.
Cost of sales increased by $0.2 million, or 0.1%, to $219.4 million in 2024, as lower manufacturing costs, the impact of lower sales volumes, productivity gains and favorable foreign currency translation were more than offset by unfavorable mix.
Selling, general and administrative expense decreased by $6.7 million, or 6.4%, to $97.2 million in 2024, primarily due to cost saving actions, and lower reserves on customer receivables driven by higher collections.
Operating profit decreased by $12.5 million, or 9.9%, to $114.1 million in 2024. The decrease primarily reflected unfavorable mix of $24.3 million, or 19.2%, and lower volumes of $11.9 million, or 9.4%, partially offset by favorable pricing, lower manufacturing costs and productivity gains of $24.4 million, or 19.2%. Cost saving actions of $4.9 million, or 3.9%, were mostly offset by restructuring charges and unfavorable foreign currency translation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Security and Authentication Technologies

	Six Months Ended June 30,		Favorable/(Unfavorable) Change
(in millions)	2024	2023	$	%
Net sales by product line:
Banknotes and Security Products	$227.5	$229.5	$(2.0)	(0.9)%
Authentication Products and Solutions	23.3	2.3	21.0	NM
Net sales	$250.8	$231.8	$19.0	8.2%
Cost of sales	$151.5	$139.2	$(12.3)	(8.8)%
as a percentage of sales	60.4%	60.1%
Selling, general and administrative	$55.1	$40.3	$(14.8)	(36.7)%
as a percentage of sales	22.0%	17.4%
Operating profit	$44.2	$52.3	$(8.1)	(15.5)%
Operating margin	17.7%	22.6%
Sales increased by $19.0 million, or 8.2%, to $250.8 million in 2024, reflecting the sales benefit from the OpSec acquisition of $20.5 million, or 8.8%, partially offset by lower core sales of $1.0 million, or 0.4%.
•Banknote and security product sales decreased by $2.0 million, or 0.9%, to $227.5 million in 2024, reflecting lower core sales predominantly driven by lower volumes in international markets impacted by the timing of shipments, and unfavorable foreign currency translation, as the Swedish krona weakened against the U.S. dollar.
•Authentication products and solutions sales increased by $21.0 million to $23.3 million in 2024, primarily driven by the sales benefit from the OpSec acquisition.
Cost of sales increased by $12.3 million, or 8.8%, to $151.5 million in 2024, primarily due to the impact of the OpSec acquisition, and higher material and other manufacturing costs, partially offset by productivity gains, favorable mix, and the impact of lower sales volumes.
Selling, general and administrative expense increased by $14.8 million, or 36.7%, to $55.1 million in 2024, primarily due to higher compensation and benefits, higher engineering costs associated with the U.S. Currency redesign program, and the impact of the OpSec acquisition.
Operating profit decreased by $8.1 million, or 15.5%, to $44.2 million in 2024, reflecting higher compensation, benefits and engineering costs of $7.3 million, or 13.9%, the impact of the OpSec acquisition of $5.4 million, or 10.3%, lower sales volumes of $4.7 million, or 9.1%, and higher material and other manufacturing costs net of favorable pricing of $3.6 million, or 6.8%, partially offset by productivity gains of $8.8 million, or 16.8%, and favorable mix of $4.6 million, or 8.8%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash provided by (used for):
Operating activities	$66.3	$95.0
Investing activities	(291.1)	(8.5)
Financing activities	190.2	(43.7)
Effect of exchange rates on cash, cash equivalents and restricted cash	(9.5)	3.4
Decrease in cash, cash equivalents and restricted cash	$(44.1)	$46.2

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
Our current cash balance, together with cash we expect to generate from future operations along with our borrowings available under our Revolving Facility and our term facility, is expected to be sufficient to finance our short- and long-term capital requirements. In the six months ended June 30, 2024, we drew down $280.0 million and repaid $65.0 million on our Revolving Facility.
Operating Activities
Cash provided by operating activities was $66.3 million in the first six months of 2024, as compared to $95.0 million during the same period last year. The decrease in cash provided by operating activities was primarily driven by increased working capital requirements.
Investing Activities
Cash used for investing activities consists of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems.
Cash used for investing activities was $291.1 million in the first six months of 2024, as compared to $8.5 million in the comparable period last year. The increase in cash used for investing activities was primarily driven by the acquisition of OpSec.
Financing Activities
Cash provided by (used for) financing activities consists primarily of dividend payments to shareholders, repayments of indebtedness, and proceeds from our credit facilities.
Cash provided by financing activities was $190.2 million during the first six months of 2024 compared to cash used for financing activities of $43.7 million in the comparable period last year. The increase in cash provided by financing activities was primarily driven by higher net proceeds from the Revolving Facility used to fund the acquisition of OpSec.

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

Item 4. Controls and Procedures
OpSec Acquisition. We completed the acquisition of OpSec on May 3, 2024. We are in the process of integrating OpSec’s processes and controls over financial reporting and will be completed within the time provided by the applicable rules and regulations of the SEC for a recently acquired business. As such, the scope of our assessment of internal control over financial reporting does not yet include OpSec. OpSec represented 14.3% of our consolidated total assets and 5.5% of our consolidated revenue as of and for the three months ended June 30, 2024.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2024, there have been no changes in Crane NXT’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 12, “Commitments and Contingencies,” of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
Item 1A. Risk Factors
Information regarding risk factors appears in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Share Repurchases
We did not make any open-market share repurchases of our common stock during the quarter ended June 30, 2024. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit 10.1*	Employment Contract, dated April 30, 2024, between Crane Payment Innovations, Limited and Sam Keayes.
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed with this report
** Furnished with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE NXT, CO.
REGISTRANT

Date
August 7, 2024	By	/s/ Aaron Saak
Aaron Saak
President and Chief Executive Officer

Date	By	/s/ Christina Cristiano
August 7, 2024		Christina Cristiano
Senior Vice President and Chief Financial Officer