Form 10-Q
period 2024-09-30
Crane NXT, Co.
filed 2024-11-06
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of October 31, 2024
Common stock, $1.00 Par Value – 57,178,212 shares

Crane NXT, Co.
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2024	2023	2024	2023
Net sales	$403.5	$352.9	$1,087.7	$1,034.4
Operating costs and expenses:
Cost of sales	232.2	187.4	603.1	545.8
Selling, general and administrative	96.3	85.8	283.9	274.2
Restructuring charges, net	—	—	2.7	—
Operating profit	75.0	79.7	198.0	214.4
Other income (expense):
Interest income	0.4	0.3	1.4	0.7
Interest expense	(13.4)	(12.8)	(35.7)	(37.3)
Related party interest expense	—	—	—	(2.5)
Miscellaneous income, net	1.3	0.7	1.7	3.1
Total other expense, net	(11.7)	(11.8)	(32.6)	(36.0)
Income before income taxes	63.3	67.9	165.4	178.4
Provision for income taxes	16.2	16.0	38.9	39.6
Net income attributable to common shareholders	$47.1	$51.9	$126.5	$138.8

Earnings per share:
Basic	$0.82	$0.91	$2.21	$2.44
Diluted	$0.81	$0.90	$2.19	$2.42

Average shares outstanding:
Basic	57.2	56.8	57.1	56.8
Diluted	57.8	57.5	57.8	57.4

Dividends per share	$0.16	$0.14	$0.48	$0.28

See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Net income attributable to common shareholders	$47.1	$51.9	$126.5	$138.8
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	42.2	(21.1)	6.9	(19.3)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	(3.0)	(0.5)	(3.9)	(1.5)
Other comprehensive income (loss), net of tax	39.2	(21.6)	3.0	(20.8)
Comprehensive income attributable to common shareholders	$86.3	$30.3	$129.5	$118.0
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(UNAUDITED)

(in millions)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$165.1	$227.2
Accounts receivable, net of allowance for credit losses of $9.5 as of September 30, 2024 and $11.8 as of December 31, 2023	215.2	214.9
U.S. and foreign taxes on income	18.0	—
Inventories, net:
Finished goods	30.7	35.6
Finished parts and subassemblies	25.8	22.7
Work in process	13.8	6.4
Raw materials	99.5	92.4
Inventories, net	169.8	157.1
Other current assets	62.5	45.2
Total current assets	630.6	644.4
Property, plant and equipment:
Cost	609.1	564.1
Less: accumulated depreciation	331.1	302.9
Property, plant and equipment, net	278.0	261.2
Long-term deferred tax assets	0.9	2.7
Intangible assets, net	440.2	308.9
Goodwill	965.4	841.2
Other assets	95.5	71.0
Total assets	$2,410.6	$2,129.4
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND CONDENSED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	September 30, 2024	December 31, 2023
Liabilities and equity
Current liabilities:
Short-term borrowings	$155.0	$4.6
Accounts payable	108.4	106.5
Accrued liabilities	183.1	210.5
U.S. and foreign taxes on income	9.9	12.8
Total current liabilities	456.4	334.4
Long-term debt	638.2	640.3
Accrued pension and postretirement benefits	22.6	22.5
Long-term deferred tax liability	130.8	104.5
Other liabilities	91.9	63.7
Total liabilities	1,339.9	1,165.4
Commitments and contingencies (Note 12)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized, 72,441,647 shares issued	72.4	72.4
Capital surplus	1,718.2	1,728.1
Retained earnings	220.0	120.9
Accumulated other comprehensive loss	(115.6)	(118.6)
Treasury stock	(824.3)	(838.8)
Total equity	1,070.7	964.0
Total liabilities and equity	$2,410.6	$2,129.4

Share data:
Common shares issued	72,441,647	72,441,647
Less: Common shares held in treasury	15,263,435	15,544,190
Common shares outstanding	57,178,212	56,897,457
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in millions)	2024	2023
Operating activities:
Net income attributable to common shareholders	$126.5	$138.8
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	63.4	59.0
Stock-based compensation expense	7.7	7.4
Defined benefit plans and postretirement credit	(1.9)	(0.6)
Deferred income taxes	(0.3)	4.8
Cash used for operating working capital	(71.8)	(12.2)
Other	9.4	0.6
Total provided by operating activities	133.0	197.8
Investing activities:
Payment for acquisitions, net of cash acquired	(269.9)	—
Capital expenditures	(34.6)	(16.1)
Proceeds from settlement of forward contracts	0.1	—
Total used for investing activities	(304.4)	(16.1)
Financing activities:
Dividends paid	(27.4)	(15.8)
Proceeds from stock options exercised	3.0	2.1
Payment of tax withholding on equity awards vested	(6.5)	—
Debt issuance costs	—	(5.3)
Repayment of long-term debt	—	(300.0)
Proceeds from revolving credit facility	310.5	20.0
Repayment of revolving credit facility	(160.5)	(20.0)
Proceeds from term loan	—	350.0
Repayment of term loan	(3.3)	(175.0)
Net transfers to Crane	—	(32.5)
Total provided by (used for) financing activities	115.8	(176.5)
Effect of exchange rates on cash, cash equivalents and restricted cash	2.4	(6.9)
Decrease in cash, cash equivalents and restricted cash	(53.2)	(1.7)
Cash and cash equivalents at beginning of period	227.2	230.7
Cash, cash equivalents and restricted cash at end of period[1]	$174.0	$229.0

1 Includes both current and non-current balances of restricted cash. Current restricted cash, included within “Other current assets” in our Unaudited Consolidated and Combined Condensed Balance Sheets, was $2.2 million and $0.0 million as of September 30, 2024, and September 30, 2023, respectively. Non-current restricted cash, included within “Other assets” in our Unaudited Consolidated and Combined Condensed Balance Sheets, was $6.7 million and $0.0 million as of September 30, 2024, and September 30, 2023, respectively.
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in millions)	2024	2023
Detail of cash used for operating working capital:
Accounts receivable	$18.9	$23.8
Inventories	1.7	(13.2)
Other current assets	(11.7)	(5.7)
Accounts payable	(3.6)	4.5
Accrued liabilities	(56.0)	(27.7)
U.S. and foreign taxes on income	(21.1)	6.1
Total	$(71.8)	$(12.2)

Supplemental disclosure of cash flow information:
Interest paid	$32.4	$35.6
Income taxes paid	$62.0	$37.7
Unpaid capital expenditures	$2.8	$1.1
See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of December 31, 2023	$72.4	$1,728.1	$120.9	$(118.6)	$(838.8)	$964.0
Net income attributable to common shareholders	—	—	37.8	—	—	37.8
Cash dividends ($0.16 per share)	—	—	(9.1)	—	—	(9.1)
Exercise of stock options of 57,564 shares	—	—	—	—	1.6	1.6
Impact from settlement of share-based awards, net of shares acquired	—	(14.7)	—	—	9.5	(5.2)
Stock-based compensation expense	—	2.1	—	—	—	2.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.4)	—	(0.4)
Currency translation adjustment	—	—	—	(26.7)	—	(26.7)
Balance as of March 31, 2024	$72.4	$1,715.5	$149.6	$(145.7)	$(827.7)	$964.1
Net income attributable to common shareholders	—	—	41.6	—	—	41.6
Cash dividends ($0.16 per share)	—	—	(9.2)	—	—	(9.2)
Exercise of stock options of 8,933 shares	—	—	—	—	0.3	0.3
Impact from settlement of share-based awards, net of shares acquired	—	(1.1)	—	—	0.8	(0.3)
Stock-based compensation expense	—	2.4	—	—	—	2.4
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.5)	—	(0.5)
Currency translation adjustment	—	—	—	(8.6)	—	(8.6)
Balance as of June 30, 2024	$72.4	$1,716.8	$182.0	$(154.8)	$(826.6)	$989.8
Net income attributable to common shareholders	—	—	47.1	—	—	47.1
Cash dividends ($0.16 per share)	—	—	(9.1)	—	—	(9.1)
Exercise of stock options of 41,207 shares	—	—	—	—	1.1	1.1
Impact from settlement of share-based awards, net of shares acquired	—	(1.2)	—	—	1.2	—
Stock-based compensation expense	—	2.6	—	—	—	2.6
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(3.0)	—	(3.0)
Currency translation adjustment	—	—	—	42.2	—	42.2
Balance as of September 30, 2024	$72.4	$1,718.2	$220.0	$(115.6)	$(824.3)	$1,070.7

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Crane Net Investment	Total
Balance as of December 31, 2022	$—	$—	$—	$(131.5)	$—	$915.3	$783.8
Net income attributable to common shareholders	—	—	—	—	—	43.7	43.7
Stock-based compensation expense	—	—	—	—	—	2.3	2.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.5)	—	—	(0.5)
Currency translation adjustment	—	—	—	4.9	—	—	4.9
Net transfers to Crane	—	—	—	—	—	(393.1)	(393.1)
Balance as of March 31, 2023	$—	$—	$—	$(127.1)	$—	$568.2	$441.1
Net income attributable to common shareholders	—	—	43.2	—	—	—	43.2
Cash dividends ($0.14 per share)	—	—	(7.9)	—	—	—	(7.9)
Dividend from Crane	—	—	—	—	—	275.0	275.0
Net transfers from Crane	—	—	—	—	—	103.9	103.9
Reclassification of Crane Net Investment to Common Stock, Treasury Stock and Capital Surplus	72.4	1,722.8	—	—	(848.1)	(947.1)	—
Exercise of stock options, net of shares reacquired, of 64,105 shares	—	—	—	—	1.9	—	1.9
Impact from settlement of share-based awards, net of shares acquired	—	(1.8)	—	—	1.8	—	—
Stock-based compensation expense	—	1.9	—	—	—	—	1.9
Stock-based compensation reclassification[1]	—	(0.3)	—	—	—	—	(0.3)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.5)	—	—	(0.5)
Currency translation adjustment	—	—	—	(3.1)	—	—	(3.1)
Balance as of June 30, 2023	$72.4	$1,722.6	$35.3	$(130.7)	$(844.4)	$—	$855.2
Net income attributable to common shareholders	—	—	51.9	—	—	—	51.9
Cash dividends ($0.14 per share)	—	—	(7.9)	—	—	—	(7.9)
Crane transfer[2]	—	(7.5)	—	—	—	—	(7.5)
Exercise of stock options, net of shares reacquired of 7,465 shares	—	—	—	—	0.2	—	0.2
Impact from settlement of share-based awards, net of shares acquired	—	(0.3)	—	—	0.3	—	—
Stock-based compensation expense	—	2.3	—	—	—	—	2.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.5)	—	—	(0.5)
Currency translation adjustment	—	—	—	(21.1)	—	—	(21.1)
Balance as of September 30, 2023	$72.4	$1,717.1	$79.3	$(152.3)	$(843.9)	$—	$872.6

1 Reclassification of stock-based compensation due to modification resulting from equity award conversions. See Note 1, “Organization and Basis of Presentation” for additional information.
2 Additional liabilities attributable to the Business identified as a result of the Separation during the three months ended September 30, 2023.

See Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation
Crane NXT, Co. is a leading provider of trusted technology solutions to secure, detect, and authenticate our customers’ most valuable assets. We are comprised of two reporting segments: Crane Payment Innovations (“CPI”) and Security and Authentication Technologies (“SAT”). Our primary end markets include governments and a wide range of consumer related end markets including convenience merchandising (vending), retail and gaming. See Note 4, “Segment Results” for the relative size of these segments in relation to the total company (both net sales and total assets).
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
As a result of the Separation, all outstanding stock-based compensation awards of Holdings were exchanged for similarly valued stock-based compensation awards of either SpinCo, Crane NXT or both. The exchanged awards are subject to the same service vesting requirements as the original awards. The modification of the performance-based restricted share units resulted in a liability recorded upon Separation. The amount of the liability was $1.5 million and $1.9 million as of September 30, 2024, and December 31, 2023, respectively.
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
Separation Costs. In connection with the Separation, we incurred expenses of $2.7 million and $19.7 million for the three-and-nine months ended September 30, 2023 recorded in “Selling, general and administrative” in the Unaudited Consolidated and Combined Condensed Statements of Operations. Expenses primarily consisted of professional service fees.

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
After the Separation, SpinCo and its subsidiaries were identified as related parties. As of September 30, 2024, we had net outstanding payables of less than $0.1 million with SpinCo and its subsidiaries related to the Transition Services Agreement and outstanding receivables with SpinCo and its subsidiaries of $6.5 million related to indemnification under the Tax Matters Agreement. As of December 31, 2023, we had net outstanding receivables with SpinCo and its subsidiaries of $0.3 million related to the Transition Services Agreement and $4.5 million related to indemnification under the Tax Matters Agreement.
Note 3 - Acquisitions
Business Combinations

Business combinations are accounted for in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). Accordingly, we make an initial allocation of the purchase price at the date of acquisition based upon our understanding of the fair value of the acquired assets and assumed liabilities.
OpSec Acquisition
On May 3, 2024, we acquired the OpSec Security business (“OpSec”), for a base purchase price of $270 million on a cash-free and debt-free basis, subject to customary purchase price adjustments. The amount paid, net of cash acquired, was $269.8 million. We utilized $210.0 million from our Revolving Facility (as defined in Note 13, “Financing”) and cash on hand to fund the acquisition. In September 2024, we received $1.4 million related to the final working capital adjustment of the OpSec acquisition, resulting in net cash paid of $268.4 million.

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

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Allocation of Consideration Transferred to Net Assets Acquired

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from our acquisition of OpSec. The final determination of the fair value of certain assets and liabilities will be completed within the measurement period as required by ASC 805. Potential adjustments are not expected to be material in relation to the preliminary values presented below:

Net assets acquired (in millions)
Total current assets	$35.7
Property, plant and equipment	17.3
Other assets	12.2
Intangible assets	158.3
Goodwill	123.2
Total assets acquired	$346.7

Total current liabilities	$36.1
Other liabilities	42.2
Total assumed liabilities	$78.3
Net assets acquired	$268.4

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
During the period since acquisition, OpSec contributed net sales of $32.3 million and $52.7 million for the three-and-nine months ended September 30, 2024, respectively, resulting in operating loss of $3.5 million and $8.9 million for the three-and-nine months ended September 30, 2024, respectively.
The following unaudited pro forma consolidated and combined information assumes that the acquisition was completed on January 1, 2023. The unaudited pro forma consolidated and combined information is provided for illustrative purposes only and is not indicative of our actual consolidated and combined results of operations or consolidated financial position.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Net sales	$403.5	$381.8	$1,132.9	$1,119.9
Net income attributable to common shareholders	$50.9	$50.0	$139.7	$117.5
Acquisition-Related Costs
Acquisition-related costs are expensed as incurred. For the three-and-nine months ended September 30, 2024, we recorded $6.1 million and $16.1 million, respectively, of integration and transaction costs within “Selling, general and administrative” in our Unaudited Consolidated and Combined Condensed Statements of Operations.

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

As of September 30, 2024, we had two reportable segments: Crane Payment Innovations and Security and Authentication Technologies. Assets of the reportable segments exclude general corporate assets, which principally consist of cash, deferred tax assets, certain property, plant and equipment, and certain other assets. Corporate consists of corporate office expenses including compensation and benefits for corporate employees, occupancy, depreciation, and other administrative costs.
A brief description of each of our segments as of September 30, 2024, is as follows:
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
Financial information by reportable segment is set forth below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Net sales:
Crane Payment Innovations	$224.9	$221.6	$658.3	$671.3
Security and Authentication Technologies	178.6	131.3	429.4	363.1
Total	$403.5	$352.9	$1,087.7	$1,034.4

Operating profit:
Crane Payment Innovations	$64.6	$59.7	$178.7	$186.3
Security and Authentication Technologies	29.3	32.8	73.5	85.1
Corporate	(18.9)	(12.8)	(54.2)	(57.0)
Total	$75.0	$79.7	$198.0	$214.4
Interest income	0.4	0.3	1.4	0.7
Interest expense	(13.4)	(12.8)	(35.7)	(37.3)
Related party interest expense	—	—	—	(2.5)
Miscellaneous income, net	1.3	0.7	1.7	3.1
Income before income taxes	$63.3	$67.9	$165.4	$178.4

(in millions)	September 30, 2024	December 31, 2023
Assets:
Crane Payment Innovations	$1,203.4	$1,279.1
Security and Authentication Technologies	1,167.7	814.4
Corporate	39.5	35.9
Total	$2,410.6	$2,129.4

(in millions)	September 30, 2024	December 31, 2023
Goodwill:
Crane Payment Innovations	$627.8	$626.7
Security and Authentication Technologies	337.6	214.5
Total	$965.4	$841.2

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 5 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Crane Payment Innovations
Products	$190.9	$189.1	$557.9	$574.9
Services	34.0	32.5	100.4	96.4
Total Crane Payment Innovations	$224.9	$221.6	$658.3	$671.3

Security and Authentication Technologies
Banknotes and Security Products	$145.4	$130.1	$372.9	$359.6
Authentication Products and Solutions	33.2	1.2	56.5	3.5
Total Security and Authentication Technologies	$178.6	$131.3	$429.4	$363.1
Net sales	$403.5	$352.9	$1,087.7	$1,034.4

Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled. As of September 30, 2024, our performance obligations were $484.8 million. We expect to recognize approximately 54% of our remaining performance obligations as revenue in 2024, 38% in 2025 and the balance thereafter.
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

(in millions)	September 30, 2024	December 31, 2023
Contract assets	$40.1	$30.3
Contract liabilities	$78.0	$92.5
We recognized revenue of $17.3 million and $65.5 million during the three-and-nine months ended September 30, 2024, related to contract liabilities as of December 31, 2023.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2024	2023	2024	2023
Net income attributable to common shareholders	$47.1	$51.9	$126.5	$138.8

Average basic shares outstanding	57.2	56.8	57.1	56.8
Effect of dilutive share-based awards	0.6	0.7	0.7	0.6
Average diluted shares outstanding	57.8	57.5	57.8	57.4

Earnings per basic share	$0.82	$0.91	$2.21	$2.44
Earnings per diluted share	$0.81	$0.90	$2.19	$2.42
Stock options, restricted share units, deferred stock units and performance-based restricted share units that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive were 0.2 million and 0.3 million for the three-and-nine-months ended September 30, 2024, respectively, and 0.4 million for the three-and-nine-months ended September 30, 2023.
Note 7 - Changes in Accumulated Other Comprehensive Loss
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on our Unaudited Consolidated and Condensed Balance Sheets.

(in millions)	Pension and Postretirement Benefits (a)	Currency Translation Adjustment	Total
Balance as of December 31, 2023	$3.8	$(122.4)	$(118.6)
Other comprehensive loss before reclassifications	(1.2)	6.9	5.7
Amounts reclassified from accumulated other comprehensive loss	(2.7)	—	(2.7)
Net period other comprehensive (loss) income	(3.9)	6.9	3.0
Balance as of September 30, 2024	$(0.1)	$(115.5)	$(115.6)

(a) Net of tax detriment of $1.1 million and $1.5 million as of September 30, 2024 and December 31, 2023, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three-and-nine month periods ended September 30, 2024, and 2023. Amortization of pension and postretirement components has been recorded within “Miscellaneous income, net” on our Unaudited Consolidated and Combined Condensed Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Amortization of pension components:
Prior service costs	$(0.2)	$(0.1)	$(0.6)	$(0.5)
Net loss	0.1	—	0.2	—
Amortization of postretirement components:
Prior service costs	(0.3)	(0.3)	(0.7)	(0.8)
Net gain	(0.2)	(0.2)	(0.6)	(0.5)
Other	(1.4)	—	(1.4)	—
Total before tax	$(2.0)	$(0.6)	$(3.1)	$(1.8)
Tax impact	(0.2)	(0.1)	(0.4)	(0.3)
Total reclassifications for the period	$(1.8)	$(0.5)	$(2.7)	$(1.5)

Note 8 - Pension and Postretirement Benefits
For all plans, the components of net periodic (benefit) expense for the three months ended September 30, 2024, and 2023 are as follows:

	Pension		Postretirement
(in millions)	2024	2023	2024	2023
Service cost	$0.5	$0.5	$—	$—
Interest cost	0.5	0.5	0.2	0.2
Expected return on plan assets	(0.8)	(0.8)	—	—
Amortization of prior service cost	(0.2)	(0.1)	(0.3)	(0.3)
Amortization of net loss (gain)	0.1	—	(0.2)	(0.2)
Other	(1.4)	—	—	—
Net periodic (benefit) expense	$(1.3)	$0.1	$(0.3)	$(0.3)
For all plans, the components of net periodic (benefit) expense for the nine months ended September 30, 2024, and 2023 are as follows:

	Pension		Postretirement
(in millions)	2024	2023	2024	2023
Service cost	$1.6	$1.4	$—	$—
Interest cost	1.5	1.6	0.5	0.6
Expected return on plan assets	(2.4)	(2.4)	—	—
Amortization of prior service cost	(0.6)	(0.5)	(0.7)	(0.8)
Amortization of net loss (gain)	0.2	—	(0.6)	(0.5)
Other	(1.4)	—	—	—
Net periodic (benefit) expense	$(1.1)	$0.1	$(0.8)	$(0.7)

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS

The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income, net” in our Unaudited Consolidated and Combined Condensed Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Unaudited Consolidated and Combined Condensed Statements of Operations.
We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2024	$2.0	$1.5
Amounts contributed during the nine months ended September 30, 2024	$1.3	$1.4

Note 9 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.
Our effective tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Effective Tax Rate	25.5%	23.5%	23.5%	22.2%
Our effective tax rates for the three-and-nine months ended September 30, 2024 were higher than the prior year’s comparable periods primarily due to the mix of non-U.S. earnings.
Our effective tax rates for the three-and-nine months ended September 30, 2024 were higher than the statutory U.S. federal tax rate of 21% primarily due to the mix of non-U.S. earnings.
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
As of September 30, 2024 and December 31, 2023, we had gross unrecognized tax benefits of $18.2 million and $19.3 million, respectively included in “Other liabilities” in our Unaudited Consolidated and Condensed Balance Sheets.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 10 - Goodwill and Intangible Assets
Changes to goodwill are as follows:

(in millions)	Crane Payment Innovations	Security and Authentication Technologies	Total
Balance as of December 31, 2023	$626.7	$214.5	$841.2
Additions	—	123.2	123.2
Currency translation	1.1	(0.1)	1.0
Balance as of September 30, 2024	$627.8	$337.6	$965.4
As of September 30, 2024, we had $440.2 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives. As of December 31, 2023, we had $308.9 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives.
Changes to intangible assets are as follows:

(in millions)	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Balance at beginning of period, net of accumulated amortization	$308.9	$344.9
Additions	163.2	—
Amortization expense	(33.7)	(35.9)
Currency translation and other	1.8	(0.1)
Balance at end of period, net of accumulated amortization	$440.2	$308.9
A summary of intangible assets are as follows:

		September 30, 2024			December 31, 2023
(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	10.8	$68.9	$15.8	$53.1	$62.2	$15.0	$47.2
Customer relationships and backlog	18.9	624.2	293.5	330.7	504.4	269.5	234.9
Developed Technology	6.9	66.3	25.3	41.0	26.3	21.2	5.1
Other	10.0	73.5	58.1	15.4	73.5	51.8	21.7
Total	18.0	$832.9	$392.7	$440.2	$666.4	$357.5	$308.9
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2024	$13.9
2025	45.8
2026	45.6
2027	43.0
2028	38.8
2029 and after	207.6

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 11 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	September 30, 2024	December 31, 2023
Contract liabilities	$63.5	$92.5
Employee related expenses	46.0	62.3
Current lease liabilities	10.5	7.2
Accrued interest	7.0	6.3
Warranty	6.0	5.6
Other	50.1	36.6
Total	$183.1	$210.5

Note 12 - Commitments and Contingencies
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of September 30, 2024, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters.
On April 3, 2023, Crane NXT and SpinCo entered into a Tax Matters Agreement which, among other things, governs our and SpinCo’s respective rights, responsibilities and obligations after the Separation with respect to tax liabilities and benefits. The agreement specifies the allocation of tax liabilities between us and SpinCo, and we and SpinCo agreed to indemnify each other for any amounts for which they are not responsible. As of September 30, 2024, there were no amounts owing to SpinCo pursuant to this agreement. The Tax Matters Agreement also specifies allocation of tax liabilities in the event that the Distribution is determined not to be tax-free. We believe that as of September 30, 2024, there was no reasonable possibility that such a tax liability will be incurred in connection with the Distribution.

Note 13 - Financing
Our debt consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
Term Facility	$5.0	$4.6
Revolving Facility	150.0	—
Total short-term borrowings (a)	$155.0	$4.6

Term Facility	$95.4	$98.5
6.55% notes due November 2036	198.7	198.6
4.20% notes due March 2048	346.7	346.6
Other deferred financing costs associated with credit facilities	(2.6)	(3.4)
Total long-term debt (a)	$638.2	$640.3

(a) Debt discounts and debt issuance costs totaled $8.5 million and $10.1 million as of September 30, 2024, and December 31, 2023, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above, where applicable.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Credit Facilities - We are party to a senior secured credit agreement (the “Credit Agreement”) entered into on March 17, 2023, which provides for (i) a $500 million, five-year revolving credit facility (the “Revolving Facility”) and (ii) a $350 million, three-year term loan facility (the “Term Facility”), funding under each of which became available in connection with the Separation, upon the satisfaction of customary conditions of facilities of this type. In the nine months ended September 30, 2024, we drew down $310.5 million, primarily to fund the OpSec acquisition, and repaid $160.5 million on our Revolving Facility.
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

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Foreign exchange contracts not designated as hedging instruments had a notional value of $70.9 million as of September 30, 2024. Our derivative assets and liabilities include foreign exchange contract derivatives that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy. Such derivative assets of $0.3 million are recorded within “Accounts receivable” and derivative liabilities of $0.2 million are recorded within “Accrued liabilities” on our Consolidated and Condensed Balance Sheets as of September 30, 2024. We had no such hedging instruments as of December 31, 2023.
As a result of the Separation, all outstanding stock-based compensation awards of Holdings were exchanged for similarly valued stock-based compensation awards of either SpinCo, Crane NXT or both. The modification of the performance-based restricted share units resulted in a liability recorded upon Separation for awards that will be settled in SpinCo’s shares. The amount of the liability is measured at fair value using Level 1 inputs such as the quoted market price of the underlying company’s stock. The fair value of the liability was $1.5 million and $1.9 million as of September 30, 2024, and December 31, 2023, respectively.
Long-term debt rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of notes due, measured using Level 2 inputs, was $451.4 million and $469.5 million as of September 30, 2024, and December 31, 2023, respectively.
As a result of the OpSec acquisition, we assumed OpSec’s contingent liability related to a prior OpSec acquisition. The amount of the liability is measured at fair value using Level 3 inputs as the fair value is determined by estimating the net present value of the expected cash flows based on the probability of the achievement of the contingent revenue targets. The fair value of the liability is recorded within “Other liabilities” on our Consolidated and Condensed Balance Sheets and was $1.5 million as of September 30, 2024. We had no such contingent liabilities as of December 31, 2023. See Note 3, “Acquisitions” for further details.

Note 15 - Restructuring
2024 Restructuring - In the first quarter of 2024, in response to challenging industry conditions, we initiated workforce reductions in CPI, incurring $2.7 million of cumulative severance charges, net through September 30, 2024. We do not expect to incur additional costs to complete these actions. We expect to substantially complete the restructuring program in 2025.
2022 Restructuring - In the fourth quarter of 2022, in response to economic uncertainty, we initiated workforce reductions in CPI, incurring $6.7 million of cumulative restructuring charges, net through September 30, 2024, of which $5.8 million related to severance and $0.9 million related to other costs. We do not expect to incur additional costs to complete these actions. We expect to substantially complete the program in 2024.
The following table summarizes the accrual balances related to these restructuring charges by program:

(in millions)	2024 Restructuring	2022 Restructuring	Total
Severance:
Balance as of December 31, 2023 (a)	$—	$0.6	$0.6
Expense (b)	2.7	—	2.7
Utilization	(2.4)	(0.4)	(2.8)
Balance as of September 30, 2024 (a)	$0.3	$0.2	$0.5

(a)	Included within “Accrued Liabilities” in the Unaudited Consolidated and Condensed Balance Sheets.
(b)	Included within “Restructuring charges, net” in the Unaudited Consolidated and Combined Condensed Statements of Operations.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 16 - Subsequent Events
On October 15, 2024, we signed a definitive agreement with De La Rue Holdings, a wholly-owned subsidiary of De La Rue plc, to acquire its authentication business (“De La Rue Authentication Solutions”) for 300 million British pounds (approximately $390 million) in cash, subject to customary adjustments. The transaction is expected to close in the first half of 2025, subject to customary closing conditions.

De La Rue Authentication Solutions is a leading global provider of digital and physical security and authentication technologies to governments and brands. De La Rue Authentication Solutions will be combined with OpSec within the Security and Authentication Technologies segment upon close.

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
As of September 30, 2024, we drew down $310.5 million and repaid $160.5 million on our Revolving Facility.
2024 Restructuring
In the first quarter of 2024, in response to challenging industry conditions, we initiated workforce reductions in Crane Payment Innovations (“CPI”), incurring $2.7 million of severance charges during the nine months ended September 30, 2024. We expect to substantially complete these restructuring actions in 2025.
OpSec Acquisition
On May 3, 2024, we acquired the OpSec Security business (“OpSec”), for a base purchase price of $270 million on a cash-free and debt-free basis, subject to customary purchase price adjustments. We utilized $210.0 million from our Revolving Facility and cash on hand to fund the acquisition. OpSec is a global leader in brand protection and authentication solutions, serving the world’s most recognized brands, as well as government agencies and financial institutions. In connection with the acquisition of OpSec, we renamed our “Crane Currency” reportable segment to “Security and Authentication Technologies,” which consists of the Crane Currency business and the acquired OpSec business.

De La Rue Authentication Solutions Acquisition
On October 15, 2024, we signed a definitive agreement with De La Rue Holdings, a wholly-owned subsidiary of De La Rue plc, to acquire its authentication business (“De La Rue Authentication Solutions”) for 300 million British pounds (approximately $390 million) in cash, subject to customary adjustments. The transaction is expected to close in the first half of 2025, subject to customary closing conditions. Transaction costs incurred for the three-and-nine months ended September 30, 2024, were $3.3 million and $5.0 million, respectively.

De La Rue Authentication Solutions is a leading global provider of digital and physical security and authentication technologies to governments and brands. De La Rue Authentication Solutions will be combined with OpSec within the Security and Authentication Technologies segment upon close.

Basis of Presentation
See Note 1, “Organization and Basis of Presentation” for more details on financial statement presentation basis and Note 2, “Related Parties” for expense allocation methodologies on carve-out financial information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Three Month Periods Ended September 30,
The following information should be read in conjunction with our Unaudited Consolidated and Combined Condensed financial statements and related notes. All comparisons below refer to the third quarter 2024 versus the third quarter 2023, unless otherwise specified.

	Three Months Ended September 30,		Favorable/(Unfavorable) Change
(in millions)	2024	2023	$	%
Net sales	$403.5	$352.9	$50.6	14.3%

Cost of sales	$232.2	$187.4	$(44.8)	(23.9)%
as a percentage of sales	57.5%	53.1%
Selling, general and administrative	$96.3	$85.8	$(10.5)	(12.2)%
as a percentage of sales	23.9%	24.3%
Operating profit	$75.0	$79.7	$(4.7)	(5.9)%
Operating margin	18.6%	22.6%

Other income (expense):
Interest income	0.4	0.3	0.1	33.3%
Interest expense	(13.4)	(12.8)	(0.6)	(4.7)%
Miscellaneous income, net	1.3	0.7	0.6	85.7%
Total other expense, net	(11.7)	(11.8)	0.1	0.8%
Income before income taxes	63.3	67.9	(4.6)	(6.8)%
Provision for income taxes	16.2	16.0	(0.2)	(1.3)%
Net income attributable to common shareholders	$47.1	$51.9	$(4.8)	(9.2)%
Sales increased by $50.6 million, or 14.3%, to $403.5 million in 2024. The change in sales included:
•a benefit in sales from the May 2024 OpSec acquisition of $32.3 million, or 9.1%,
•core sales growth of $16.7 million, or 4.7%, driven primarily by higher core sales in Security and Authentication Technologies (“SAT”) as a result of favorable pricing and higher banknote volumes in our international currency business, and
•favorable foreign currency translation of $1.6 million, or 0.5%.
Cost of sales increased by $44.8 million, or 23.9%, to $232.2 million in 2024. The increase was driven primarily by the impact of the OpSec acquisition, unfavorable mix, higher material and other manufacturing costs in SAT, and unfavorable foreign currency translation, partially offset by productivity gains.
Selling, general and administrative expenses increased by $10.5 million, or 12.2%, to $96.3 million in 2024. The increase was driven primarily by the impact of the OpSec acquisition.
Operating profit decreased by $4.7 million, or 5.9%, to $75.0 million in 2024. The decrease was primarily driven by unfavorable mix in both segments, and the impact of the OpSec acquisition, partially offset by productivity gains and the impact of cost saving actions.
Our effective tax rate for the three months ended September 30, 2024 was higher than the prior year’s comparable period primarily due to the mix of non-U.S. earnings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Month Periods Ended September 30,
Crane Payment Innovations (“CPI”)

	Three Months Ended September 30,		Favorable/(Unfavorable) Change
(in millions)	2024	2023	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$190.9	$189.1	$1.8	1.0%
Services	34.0	32.5	1.5	4.6%
Total net sales	$224.9	$221.6	$3.3	1.5%
Cost of sales	$113.6	$111.1	$(2.5)	(2.3)%
as a percentage of sales	50.5%	50.1%
Selling, general and administrative	$46.7	$50.8	$4.1	8.1%
as a percentage of sales	20.8%	22.9%
Operating profit	$64.6	$59.7	$4.9	8.2%
Operating margin	28.7%	26.9%
Sales increased by $3.3 million, or 1.5%, to $224.9 million in 2024, driven by higher core sales.
•Sales of Payment Acceptance and Dispensing Products increased by $1.8 million, or 1.0%, to $190.9 million in 2024. The increase was driven by higher core sales. The favorable foreign currency translation from the strengthening of the British pound against the U.S. dollar was offset by unfavorable foreign currency translation from the weakening of the Japanese yen against the U.S. dollar.
•Service revenue increased by $1.5 million, or 4.6%, to $34.0 million in 2024, primarily driven by favorable pricing.
Cost of sales increased by $2.5 million, or 2.3%, to $113.6 million, as productivity gains, and lower material and other manufacturing costs were more than offset by unfavorable mix.
Selling, general and administrative expense decreased by $4.1 million, or 8.1%, to $46.7 million, primarily due to cost saving actions.
Operating profit increased by $4.9 million, or 8.2%, to $64.6 million in 2024. The increase primarily reflected favorable pricing, lower material and other manufacturing costs, and productivity gains of $8.8 million, or 14.7%, the impact of cost saving actions of $2.3 million, or 3.8%, partially offset by unfavorable mix of $6.2 million, or 10.4%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Security and Authentication Technologies (“SAT”)

	Three Months Ended September 30,		Favorable/(Unfavorable) Change
(in millions)	2024	2023	$	%
Net sales by product line:
Banknotes and Security Products	$145.4	$130.1	$15.3	11.8%
Authentication Products and Solutions	33.2	1.2	32.0	NM
Total net sales	$178.6	$131.3	$47.3	36.0%
Cost of sales	$118.6	$76.3	$(42.3)	(55.4)%
as a percentage of sales	66.4%	58.1%
Selling, general and administrative	$30.7	$22.2	$(8.5)	(38.3)%
as a percentage of sales	17.2%	16.9%
Operating profit	$29.3	$32.8	$(3.5)	(10.7)%
Operating margin	16.4%	25.0%
Sales increased by $47.3 million, or 36.0%, to $178.6 million in 2024, primarily driven by the sales benefit from the OpSec acquisition of $32.3 million, or 24.6%, and higher core sales of $13.4 million, or 10.2%.
•Banknote and security product sales increased by $15.3 million, or 11.8%, to $145.4 million in 2024, reflecting higher core sales predominantly driven by higher volumes in international markets, and favorable foreign currency translation, as the euro and the Swedish krona strengthened against the U.S. dollar.
•Authentication products and solutions sales increased to $33.2 million in 2024, primarily driven by the sales benefit from the OpSec acquisition.
Cost of sales increased by $42.3 million, or 55.4%, to $118.6 million in 2024, primarily due to the impact of the OpSec acquisition, higher material and other manufacturing costs, and unfavorable mix.
Selling, general and administrative expense increased by $8.5 million, or 38.3%, to $30.7 million in 2024, primarily due to the impact of the OpSec acquisition.
Operating profit decreased by $3.5 million, or 10.7%, to $29.3 million in 2024, reflecting unfavorable mix of $4.3 million, or 13.1%, and the impact of the OpSec acquisition of $3.5 million, or 10.7%, partially offset by productivity gains of $4.2 million, or 12.8%. Favorable pricing and higher volumes of $13.4 million were mostly offset by higher material and other manufacturing costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Nine Month Periods Ended September 30,
The following information should be read in conjunction with our Unaudited Consolidated and Combined Condensed Financial Statements and related notes. All comparisons below refer to the first nine months of 2024 versus the first nine months of 2023, unless otherwise specified.

	Nine Months Ended September 30,		Favorable/(Unfavorable) Change
(in millions)	2024	2023	$	%
Net sales	$1,087.7	$1,034.4	$53.3	5.2%

Cost of sales	$603.1	$545.8	$(57.3)	(10.5)%
as a percentage of sales	55.4%	52.8%
Selling, general and administrative	$283.9	$274.2	$(9.7)	(3.5)%
as a percentage of sales	26.1%	26.5%
Restructuring charges, net	$2.7	$—	$(2.7)	NM
Operating profit	$198.0	$214.4	$(16.4)	(7.6)%
Operating margin	18.2%	20.7%
Other income (expense):
Interest income	1.4	0.7	0.7	100.0%
Interest expense	(35.7)	(37.3)	1.6	4.3%
Related party interest expense	—	(2.5)	2.5	NM
Miscellaneous income, net	1.7	3.1	(1.4)	(45.2)%
Total other expense, net	(32.6)	(36.0)	3.4	9.4%
Income before income taxes	165.4	178.4	(13.0)	(7.3)%
Provision for income taxes	38.9	39.6	0.7	1.8%
Net income attributable to common shareholders	$126.5	$138.8	$(12.3)	(8.9)%
Sales increased by $53.3 million, or 5.2%, to $1,087.7 million in 2024. The change in sales included:
•sales benefit from the OpSec acquisition of $52.7 million, or 5.1%,
•core sales growth of $5.7 million, or 0.6%, driven primarily by favorable pricing in SAT, and
•unfavorable foreign currency translation of $5.1 million, or 0.5%.
Cost of sales increased by $57.3 million, or 10.5%, to $603.1 million in 2024. The increase was driven primarily by the impact of the OpSec acquisition, and unfavorable mix, partially offset by productivity gains.
Selling, general and administrative expenses increased by $9.7 million, or 3.5%, to $283.9 million in 2024. The increase was driven primarily by the impact of the OpSec acquisition, partially offset by cost saving actions.
Operating profit decreased by $16.4 million, or 7.6%, to $198.0 million in 2024. The decrease was primarily driven by unfavorable mix and lower volumes in CPI, the impact of the OpSec acquisition, as well as unfavorable foreign currency translation, partially offset by favorable pricing, net of inflation and productivity gains, and the impact of cost saving actions in CPI.
Our effective tax rate for the nine months ended September 30, 2024 was higher than the prior year’s comparable period primarily due to the mix of non-U.S. earnings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Nine Month Periods Ended September 30,
Crane Payment Innovations

	Nine Months Ended September 30,		Favorable/(Unfavorable) Change
(in millions)	2024	2023	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$557.9	$574.9	$(17.0)	(3.0)%
Services	100.4	96.4	4.0	4.1%
Total net sales	$658.3	$671.3	$(13.0)	(1.9)%
Cost of sales	$333.0	$330.3	$(2.7)	(0.8)%
as a percentage of sales	50.6%	49.2%
Selling, general and administrative	$143.9	$154.7	$10.8	7.0%
as a percentage of sales	21.9%	23.0%
Restructuring charges, net	$2.7	$—	$(2.7)	NM
Operating profit	$178.7	$186.3	$(7.6)	(4.1)%
Operating margin	27.1%	27.8%
Sales decreased by $13.0 million, or 1.9%, to $658.3 million in 2024, driven by lower core sales of $6.6 million, or 1.0%, and unfavorable foreign currency translation of $6.4 million, or 0.9%.
•Sales of Payment Acceptance and Dispensing Products decreased $17.0 million, or 3.0%, to $557.9 million in 2024. The decrease reflected lower core sales of $10.6 million, or 1.8%, as favorable pricing was more than offset by lower volumes primarily in gaming as customers adjust inventory levels to reflect reduced lead times. Included in the sales decrease is unfavorable foreign currency translation of $6.4 million, or 1.1%, primarily reflecting the weakening of the Japanese yen against the U.S. dollar, partially offset by the strengthening of the British pound against the U.S. dollar.
•Service revenue increased by $4.0 million, or 4.1%, to $100.4 million in 2024, primarily driven by favorable pricing.
Cost of sales increased by $2.7 million, or 0.8%, to $333.0 million in 2024, as lower material and other manufacturing costs, the impact of lower sales volumes, productivity gains and favorable foreign currency translation were more than offset by unfavorable mix.
Selling, general and administrative expense decreased by $10.8 million, or 7.0%, to $143.9 million in 2024, primarily due to cost saving actions, and lower reserves on customer receivables driven by higher collections.
Operating profit decreased by $7.6 million, or 4.1%, to $178.7 million in 2024. The decrease primarily reflected unfavorable mix of $30.5 million, or 16.4%, lower volumes of $12.6 million, or 6.8%, and unfavorable foreign currency translation of $3.1 million, or 1.6%, partially offset by favorable pricing, lower material and other manufacturing costs and productivity gains of $32.4 million, or 17.4%, and the impact of cost saving actions of $7.2 million, or 3.9%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Security and Authentication Technologies

	Nine Months Ended September 30,		Favorable/(Unfavorable) Change
(in millions)	2024	2023	$	%
Net sales by product line:
Banknotes and Security Products	$372.9	$359.6	$13.3	3.7%
Authentication Products and Solutions	56.5	3.5	53.0	NM
Net sales	$429.4	$363.1	$66.3	18.3%
Cost of sales	$270.1	$215.5	$(54.6)	(25.3)%
as a percentage of sales	62.9%	59.4%
Selling, general and administrative	$85.8	$62.5	$(23.3)	(37.3)%
as a percentage of sales	20.0%	17.2%
Operating profit	$73.5	$85.1	$(11.6)	(13.6)%
Operating margin	17.1%	23.4%
Sales increased by $66.3 million, or 18.3%, to $429.4 million in 2024, reflecting the sales benefit from the OpSec acquisition of $52.7 million, or 14.5%, and higher core sales of $12.3 million, or 3.4%.
•Banknote and security product sales increased by $13.3 million, or 3.7%, to $372.9 million in 2024, reflecting higher core sales predominantly driven by favorable pricing, and favorable foreign currency translation, as the euro strengthened against the U.S. dollar.
•Authentication products and solutions sales increased by $53.0 million to $56.5 million in 2024, primarily driven by the sales benefit from the OpSec acquisition.
Cost of sales increased by $54.6 million, or 25.3%, to $270.1 million in 2024, primarily due to the impact of the OpSec acquisition, and higher material and other manufacturing costs, partially offset by productivity gains.
Selling, general and administrative expense increased by $23.3 million, or 37.3%, to $85.8 million in 2024, primarily due to the impact of the OpSec acquisition, and higher engineering costs associated with the U.S. Currency redesign program.
Operating profit decreased by $11.6 million, or 13.6%, to $73.5 million in 2024, reflecting higher material and other manufacturing costs net of favorable pricing of $9.3 million, or 11.0%, the impact of the OpSec acquisition of $8.9 million, or 10.4%, higher engineering costs of $4.3 million, or 5.1%, partially offset by productivity gains of $12.9 million, or 15.2%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash provided by (used for):
Operating activities	$133.0	$197.8
Investing activities	(304.4)	(16.1)
Financing activities	115.8	(176.5)
Effect of exchange rates on cash, cash equivalents and restricted cash	2.4	(6.9)
Decrease in cash, cash equivalents and restricted cash	$(53.2)	$(1.7)

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
Our current cash balance, together with cash we expect to generate from future operations along with our borrowings available under our Revolving Facility and our term facility, is expected to be sufficient to finance our short- and long-term capital requirements. In the nine months ended September 30, 2024, we drew down $310.5 million and repaid $160.5 million on our Revolving Facility.
Operating Activities
Cash provided by operating activities was $133.0 million in the first nine months of 2024, as compared to $197.8 million during the same period last year. The decrease in cash provided by operating activities was primarily driven by increased working capital requirements.
Investing Activities
Cash used for investing activities consists of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems.
Cash used for investing activities was $304.4 million in the first nine months of 2024, as compared to $16.1 million in the comparable period last year. The increase in cash used for investing activities was primarily driven by the acquisition of OpSec.
Financing Activities
Cash provided by (used for) financing activities consists primarily of dividend payments to shareholders, repayments of indebtedness, and proceeds from our credit facilities.
Cash provided by financing activities was $115.8 million during the first nine months of 2024 compared to cash used for financing activities of $176.5 million in the comparable period last year. The increase in cash provided by financing activities was primarily driven by higher net proceeds from the Revolving Facility used to fund the acquisition of OpSec, and lower repayments on the term facility.

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

Item 4. Controls and Procedures
OpSec Acquisition. We completed the acquisition of OpSec on May 3, 2024. We are in the process of integrating OpSec’s processes and controls over financial reporting and will be completed within the time provided by the applicable rules and regulations of the SEC for a recently acquired business. As such, the scope of our assessment of internal control over financial reporting does not yet include OpSec. OpSec represented 14.3% of our consolidated total assets and 8.0% of our consolidated revenue as of and for the three months ended September 30, 2024.
Disclosure Controls and Procedures. Crane NXT’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of Crane NXT’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Crane NXT’s disclosure controls and procedures are designed to ensure that information required to be disclosed by Crane NXT in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the information is accumulated and communicated to Crane NXT’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. Based on this evaluation, Crane NXT’s Chief Executive Officer and Chief Financial Officer have concluded that these controls were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2024, there have been no changes in Crane NXT’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 12, “Commitments and Contingencies,” of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
Item 1A. Risk Factors
Information regarding risk factors appears in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes in our risk factors from those disclosed in such Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Share Repurchases
We did not make any open-market share repurchases of our common stock during the quarter ended September 30, 2024. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

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

CRANE NXT, CO.
REGISTRANT

Date
November 6, 2024	By	/s/ Aaron Saak
Aaron Saak
President and Chief Executive Officer

Date	By	/s/ Christina Cristiano
November 6, 2024		Christina Cristiano
Senior Vice President and Chief Financial Officer