Form 10-K
period 2024-12-31
Crane NXT, Co.
filed 2025-02-20
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐         No    ☒
Based on the closing stock price of $61.42 on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $3,002,579,092.
The number of shares outstanding of the registrant’s common stock, par value $1.00, was 57,236,301 at January 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2024.

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

Information about our Executive Officers

Name	Position	Business Experience	Age	Executive Officer Since
Aaron W. Saak	President and Chief Executive Officer	President and Chief Executive Officer of Crane NXT since November 2022. President and Chief Executive Officer, Mobility Solutions at Vontier Corporation (a global industrial technology company) from June 2022 to November 2022, and President of Gilbarco Veeder-Root (a subsidiary of Vontier) from February 2018 to June 2022.	51	2022
Christina Cristiano	Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer of Crane NXT since March 2023. Vice President, Controller and Principal Accounting Officer from May 2019 to March 2023. Vice President, Controller of Global Accounting and Statutory Reporting of Thomson Reuters (a global technology and information company) from 2009 to May 2019.	52	2023
Paul G. Igoe	Senior Vice President, General Counsel and Secretary	Senior Vice President, General Counsel and Secretary of Crane NXT since March 2023. Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of Excelitas Technologies Corp. (an industrial technology manufacturer) from 2018 to March 2023.	62	2023
Jennifer Kartono	Senior Vice President, Chief Human Resources Officer	Senior Vice President, Chief Human Resources Officer since April 2023. Senior Vice President, Global Human Resources of Iron Mountain Incorporated (a global provider of information management and storage) from January 2018 to April 2023.	55	2023
Sam Keayes	Senior Vice President, Security and Authentication Technologies	Senior Vice President, Security and Authentication Technologies since May 2024. President, Crane Currency from 2020 to May 2024. Vice President, International Currency from 2019 to 2020.	50	2024
Bianca Shardelow	Vice President, Controller and Chief Accounting Officer	Vice President, Controller and Chief Accounting Officer since April 2023. Chief Audit Executive from October 2019 to April 2023. Global Business Unit Controller of Refinitiv (a global provider of financial markets data and infrastructure) from October 2018 to October 2019.	46	2023

Item 1. Business
General
Crane NXT is a premier industrial technology company that provides proprietary and trusted technology solutions to secure, detect, and authenticate what matters most to its customers. The company is a pioneer in advanced, proprietary micro-optics technology for securing physical products, as well as digital authentication, and its sophisticated electronic equipment and associated software leverages proprietary core capabilities with detection and sensing technologies. We are comprised of two reporting segments: Crane Payment Innovations (“CPI”) and Security and Authentication Technologies (“SAT”).
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
Separation
On April 3, 2023, Holdings was separated (the “Separation”) into two independent, publicly-traded companies, Crane NXT, Co. and Crane Company (“SpinCo”), through a pro-rata distribution (the “Distribution”) of all the issued and outstanding common stock of SpinCo to the stockholders of Holdings. As part of the Separation, the Aerospace & Electronics, Process Flow Technologies and Engineered Materials businesses of Holdings were spun off to SpinCo. Also, as part of the Separation, Holdings retained the Payment and Merchandising Technologies business and was renamed “Crane NXT, Co.” on April 3, 2023. Following the consummation of the Separation, our common stock is listed under the symbol “CXT” on the New York Stock Exchange.
Recent Transactions
Credit Facilities
We are party to a senior secured credit agreement (the “Credit Agreement”) entered into on March 17, 2023, which provides for a $500 million, five-year revolving credit facility (the “Revolving Facility”), funding under which became available in connection with the Separation. On December 9, 2024, we entered into an amendment to the Credit Agreement which increased the Revolving Facility by $200 million to an aggregate $700 million and provided a delayed draw term loan of 300 million British pounds to be used as part of the funding for the De La Rue Authentication Solutions acquisition discussed below, subject to customary closing conditions including the closing of the De La Rue Authentication Solutions transaction.
On March 17, 2023, we also entered into a $350 million, 3-year term loan facility (the “Term Facility”), funding under which became available in connection with the Separation. On December 9, 2024, proceeds from the Revolving Facility were used to repay the outstanding Term Facility.
OpSec Acquisition
On May 3, 2024, we acquired OpSec Security (“OpSec”), for a base purchase price of $270 million on a cash-free and debt-free basis, subject to customary purchase price adjustments. OpSec is a global leader in brand protection and authentication solutions, serving the world’s most recognized brands, as well as government agencies and financial institutions.

De La Rue Authentication Solutions Acquisition
On October 15, 2024, we signed a definitive agreement with De La Rue Holdings, a wholly-owned subsidiary of De La Rue plc, to acquire its authentication business (“De La Rue Authentication Solutions”) for 300 million British pounds in cash, subject to customary adjustments. The transaction is expected to close in the second quarter of 2025, subject to customary closing conditions.
De La Rue Authentication Solutions is a leading global provider of digital and physical security and authentication technologies to governments and brands. De La Rue Authentication Solutions will be included within the Security and Authentication Technologies segment upon close.

Reportable Segments
In connection with the acquisition of OpSec, we renamed our “Crane Currency” reportable segment to “Security and Authentication Technologies,” which consists of the Crane Currency business and the acquired OpSec business. The CPI segment remains unchanged.
For additional information on recent business developments and other information about us and our business, please refer to the information set forth under the captions, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Part II, Item 7 of this report, as well as in Part II, Item 8 under Note 4, “Segment Information,” in the Notes to Consolidated and Combined Financial Statements for sales, operating profit and assets employed by each segment. Crane NXT, Co. operates through two reportable segments.
Crane Payment Innovations (CPI)
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
Security and Authentication Technologies (SAT)
SAT provides advanced security solutions based on proprietary technology for securing physical products, including banknotes, consumer goods, and industrial products. SAT also provides brand protection, authentication solutions, and digital content protection across online marketplaces, social media platforms, and websites. These solutions serve various brands, as well as government agencies and financial institutions. Key research and development and manufacturing facilities are located in the United States, United Kingdom, Sweden and Malta.
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
We are a leader in several distinct areas including materials and surface technology applied for anti-counterfeiting applications, differentiated capabilities in the design and manufacturing of detection systems, digital content protection technology, and image recognition software built on advance algorithms to authenticate products. Our products are sold into primary end markets which include payment automation solutions, banknote design and production, along with a wide range of consumer related and financial services end markets. As such, our revenues depend on numerous unpredictable factors, including changes in market demand, general economic conditions, customer capital spending, timing and amount of contract awards and credit availability. Since our products are sold in such a wide variety of markets, we do not believe that we can reliably quantify or predict the potential effects of changes in any of the aforementioned factors. Our engineering and product development activities are focused on improving existing products, customizing existing products to meet customer requirements, as well as the development of new products. We own numerous patents, trademarks, copyrights, trade secrets and licenses to intellectual property, none of which is of such importance that termination would materially affect our business. From time to time, we engage in litigation to protect our intellectual property.
Raw Materials
Our manufacturing operations employ a wide variety of raw materials, including steel, copper, electronic components, aluminum, plastics, cotton, flax, films and various petroleum-based products. We purchase raw materials from many independent sources around the world. Although market forces have, at times, caused increases in the costs of key raw materials, there have been no raw materials shortages that have had a material adverse impact on our business. We believe that we will generally be able to obtain adequate supplies of major raw material requirements or reasonable substitutes at acceptable costs. For a further discussion of risks related to raw materials, please refer to Item 1A. “Risk Factors.”

Government Contracts
We have agreements relating to the sale of products to government entities, primarily involving products in our Security and Authentication Technologies segment. As a result, we are subject to various statutes and regulations that apply to companies doing business with the government. The laws and regulations governing government contracts differ from those governing private contracts. For example, some government contracts require disclosure of cost and pricing data and impose certain sourcing conditions that are not applicable to private contracts. Our failure to comply with these laws could result in suspension of these contracts, criminal or civil sanctions, administrative penalties and fines or suspension or debarment from government contracting or subcontracting for a period of time. For a further discussion of risks related to compliance with government contracting requirements, please refer to Item 1A. “Risk Factors.”
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
For further discussion of environmental related risks, please refer to Item 1A. “Risk Factors.” For further discussion of our environmental matters, please refer to Part II, Item 8 under Note 13, “Commitments and Contingencies,” in the Notes to Consolidated and Combined Financial Statements.
Human Capital Resources
To remain a premier industrial technology company, it is important that we continue to attract, develop, and retain exceptional talent across our global enterprise. Our associates are critical to our success, and we are committed to sustaining our culture grounded in our core values: people matter, do the right thing, trusted partner, innovate for growth, always improving.
The Company has a diverse global workforce located in 32 countries, spanning six continents. At December 31, 2024, we employed approximately 4,500 persons worldwide, of which substantially all were full time employees. In the United States, we employed approximately 2,000 people across 42 locations. Employees based in some foreign countries may, from time to time, be represented by works councils or unions or subject to collective bargaining agreements. We consider our relations with our employees to be good.
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
Research and Development
Research, development and engineering are of critical importance at Crane NXT to maintain our technological leadership in each segment. Activities support existing products, providing new features and enhancements, as well as the development of new products. For further discussion of our research and development activities, please refer to Part II, Item 8 under Note 1, “Nature of Operations and Significant Accounting Policies,” in the Notes to Consolidated and Combined Financial Statements.

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
We also make our filings available free of charge through our Internet website, as soon as reasonably practicable after filing such material electronically with, or furnishing such material, to the SEC. Also posted on our website are our Corporate Governance Guidelines, Standards for Director Independence, Code of Business Conduct and Ethics and the charters and a brief description of each of the Audit Committee, the Management Organization and Compensation Committee and the Nominating and Governance Committee. These items are available in the “Investors – Corporate Governance” section of our website at www.cranenxt.com. The content of our website is not part of this report.

Item 1A. Risk Factors
Our business, financial condition, results of operations and cash flows may be affected by several factors including but not limited to those set forth below. This discussion should be considered in conjunction with the discussion under the caption “Forward-Looking Information” preceding Part I, the information set forth under Item 1, “Business” and with the discussion of the business included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks comprise the material risks of which we are aware. If any of the events or developments described below or elsewhere in this Annual Report on Form 10-K, or in any documents that we subsequently file publicly were to occur, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Relating to Our Business
Macroeconomic fluctuations may harm our business, results of operations and stock price.
Our business, financial condition, operating results and cash flows may be adversely affected by changes in global economic conditions and geopolitical risks, including credit market conditions, trade policies, levels of consumer and business confidence, commodity prices and availability, inflationary pressures, exchange rates, levels of government spending and deficits, political conditions, market instability, extraordinary public health issues such as large-scale health epidemics or pandemics and other challenges that could affect the global economy including impacts associated with any economic sanctions imposed on countries or regions in which we are doing business. Such conditions could have an adverse impact on our flexibility to react to changing economic and business conditions and on our ability to fund our operations for growth or refinance maturing debt balances at economically favorable interest rates. In addition, such conditions could adversely affect the ability of our customers to obtain financing for significant purchases, result in decreases in or cancellation of orders for our products and services, and impact the ability of our customers to make payments. Similarly, such macroeconomic fluctuations may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy.
Demand for our products is variable and subject to factors beyond our control, which could result in unanticipated events significantly impacting our results of operations.
A substantial portion of our sales is concentrated in industries that are subject to market conditions which may cause customer demand for our products to be volatile. Global trends in the use of cash as well as increased durability of banknotes could impact demand. Reductions in demand by these industries would reduce the sales and profitability of our business. Our CPI segment could be affected by sustained weakness in certain geographic markets or certain end markets such as gaming, retail or banking, as well as low employment levels, office occupancy rates and factors affecting vending operator profitability such as higher fuel, food and equipment financing costs; results could also be impacted by unforeseen advances in payment processing technologies. In addition, our results in the SAT segment are subject to significant variability due to the timing and size of contract awards by central banks for banknote production and actual order rates, particularly with the U.S. government.
We conduct a substantial portion of our business outside the U.S. and face risks inherent in non-domestic operations.
Net sales by destination outside the U.S. were 48% of our consolidated amounts in 2024. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. In addition, our operations outside the U.S. are subject to the risks associated with conducting business internationally, including, but not limited to:
•economic and political instability, including the risk of geopolitical conflict or territorial incursions, in the countries and regions in which we operate;
•the risks of fluctuations in foreign currency exchange rates, primarily the Japanese yen, the British pound, the euro, and the Swedish krona, could adversely affect our reported results, as amounts earned in other countries are translated into U.S. dollars for reporting purposes; and
•changes in the U.S. government's approach to trade policy, including in some cases renegotiating and terminating certain existing bilateral or multi-lateral trade agreements. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs (including in Mexico where our facility operates under the Mexican Maquiladora program, which provides for reduced tariffs and eased import regulations) or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Information systems and technology networks failures and breaches in data security, personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information, or a violation of our privacy and security policies with respect to such information, could adversely affect us.
We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and, in the normal course of our business, we collect and retain certain types of personally identifiable and other information pertaining to our customers, stockholders and employees. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving and companies that collect and retain such information are under increasing attack by cyber-criminals around the world. A theft, loss, fraudulent use or misuse of customer, vendor, employee or our proprietary data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in costs, fines, litigation or regulatory action against us. Security breaches can create system disruptions and shutdowns that could result in disruptions to our operations. We cannot be certain that advances in criminal capabilities, including the use of artificial intelligence, new vulnerabilities or other developments will not compromise or breach the security solutions protecting our information technology, networks and systems. A cyber-attack on our information systems technology or those of our partners, vendors, or suppliers could adversely affect our ability to process orders, maintain proper levels of inventory, collect accounts receivable and pay expenses, all of which could have an adverse effect on our results of operations, financial condition and cash flows. Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure by hackers, viruses, breaches due to employee error or actions, or other disruptions, could seriously harm our operations as well as the operations of our customers and suppliers. Such serious harm can involve, among other things, misuse of our assets, business disruptions, loss of data, unauthorized access to trade secrets and confidential business information, unauthorized access to personal information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, reputational harm, loss of sales, remediation and increased insurance costs, and interference with regulatory compliance. We have experienced and expect to continue to experience some of these types of cybersecurity threats and incidents, which could be material in the future.
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
Our operations require significant amounts of necessary components and raw materials that are critical to our profitability and can fluctuate in price. Our costs are affected by price fluctuations of metals such as steel and copper as well as other raw materials such as electronic components, cotton and flax. We have seen a period of sustained price increases for certain raw materials and increased trade tariffs may result in increased costs for us. We deploy a continuous, company-wide process to secure an adequate supply of raw materials at prices which are favorable to us, to source our components and raw materials from fewer suppliers, and to obtain parts from suppliers in low-cost countries where possible. If we are unable to timely source these components or raw materials, whether resulting from more stringent regulatory requirements; supplier financial condition; disruptions in transportation; an outbreak of a severe public health pandemic; severe weather; or the occurrence or threat of wars, our operations may be disrupted, or we could experience a delay or temporary stoppage in certain of our manufacturing operations. If the prices of critical components and raw materials continue to increase or we are unable to pass increased costs of components and raw materials to customers, our results of operations could be adversely affected. Additionally, a disruption within our supply chain network could adversely affect our results of operations.
We compete with other industrial technology businesses for highly qualified employees in the countries in which we operate, and we may not be able to retain our personnel or hire and retain additional personnel needed for us to sustain and grow our business as planned.
Our business segments and corporate offices are dependent upon highly qualified personnel, and we generally are dependent upon the continued efforts of key management employees. Several factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, and other government regulations. We have recently observed an overall tightening and increasingly competitive labor market which has, and could continue to result in, higher compensation costs. While we believe we have a robust intellectual capital process, we may have difficulty retaining key personnel or locating and hiring additional qualified personnel. The loss of the services of any of such personnel or our failure to attract and retain other qualified and experienced personnel on acceptable terms could impair our ability to successfully sustain and grow our business, which could have an adverse effect on our results of operations and financial condition.
We may be unable to successfully develop and introduce new products, which would limit our ability to grow and maintain our competitive position and adversely affect our financial condition, results of operations and cash flow.
Our growth depends, in part, on continued sales of existing products, as well as the successful development and introduction of new products or technologies, which face the uncertainty of customer acceptance and reaction from competitors. Any delay in the development or launch of a new product could result in our not being the first to market, which could compromise our competitive position. The inability of new products to meet targeted performance measures, or the discovery of a successful counterfeit of our security technology products, could cause reputational harm and hurt future sales. Further, the development and introduction of new products may require us to make investments in specialized personnel and capital equipment, increase marketing efforts and reallocate resources away from other uses. We also may need to modify our systems and strategy considering new products that we develop. If we are unable to develop and introduce new products in a cost-effective manner or otherwise manage effectively the operations related to new products, our financial condition, results of operations and cash flows could be adversely impacted.
Our businesses are subject to governmental regulation; failure to comply with those regulations, as well as changes in those regulations, could adversely affect our financial condition, results of operations, cash flows and reputation.
We are required to comply with various import and export control laws, which may affect our transactions with certain customers. In certain circumstances, export control and economic sanctions, and other trade-related regulations may prohibit the export of certain products, services and technologies, and in other circumstances we may be required to obtain an export license before exporting the controlled item. A failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting. We are subject to the Foreign Corrupt Practices Act, which prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business or securing any improper advantage. We are also subject to the anti-bribery laws of other jurisdictions. Failure to comply with any of these and similar regulations could result in civil and criminal liability, monetary and non-monetary penalties, fines, disruptions to our business, limitations on our ability to export products and services, and damage to our reputation.

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
We rely on a combination of trade secrets, patents, trademarks, copyrights and confidentiality procedures to protect our products and technology. Existing trade secret, patent, trademark and copyright laws offer only limited protection. Our patents could be invalidated or circumvented. In addition, others may develop substantially equivalent, or superseding proprietary technology, or competitors may offer equivalent non-infringing products in competition with our products, thereby substantially reducing the value of our proprietary rights. The laws of some foreign countries in which our products are or may be manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the U.S. We cannot assure that the steps we take to protect our intellectual property will be adequate to prevent misappropriation of our technology. We could incur significant and/or unexpected costs in our efforts to avoid, manage, defend and litigate intellectual property matters. Our inability to protect our intellectual property could have an adverse effect on our financial condition, results of operations and cash flows.
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
•Defending these lawsuits and becoming involved in these investigations may divert our management’s attention and may cause us to incur significant expenses. In addition, we may be required to pay damage awards, penalties or settlements, or become subject to injunctions or other equitable remedies, that could cause reputational harm and have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
•We face an inherent business risk of exposure to product liability or other claims in the event our products are alleged to be defective, or the use of our products is alleged to have resulted in harm to others or to property. We may in the future incur liability if product liability lawsuits against us are successful. In addition, consistent with industry practice, we provide warranties on many of our products, and we may experience costs of warranty or breach of contract claims if our products have defects in manufacture or design or they do not meet contractual specifications. We estimate our future warranty costs based on historical trends and product sales, but we may fail to accurately estimate those costs and thereby fail to establish adequate warranty reserves for them.
•While we maintain insurance coverage with respect to certain liability claims, that insurance coverage may not be adequate to cover all claims that may arise, or we may not be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liabilities not covered by insurance or that exceed our established reserves could have an adverse effect on our financial condition, results of operations and cash flows.

We may be unable to improve productivity, reduce costs and align manufacturing capacity with customer demand.
We are committed to continuous productivity improvement, and we continue to evaluate opportunities to reduce costs, simplify or improve global processes, and increase the reliability of order fulfillment and satisfaction of customer needs. To operate more efficiently and control costs, from time to time we execute restructuring activities, which include workforce reductions and facility consolidations. For example, we recorded pre-tax restructuring charges in 2024 and 2023. While these are proactive actions to increase our productivity and operating effectiveness, our inability to adequately respond to potential declines in global demand for our products and services and properly align our cost base could have an adverse effect on our financial condition, results of operations and cash flows.
We face significant competition which may adversely impact our financial condition, results of operations, and cash flows in the future.
While we are a principal competitor in most of our markets, all our markets are highly competitive. The competitors in many of our business segments can be expected in the future to improve technologies, reduce costs and develop and introduce new products. The ability of our business segments to achieve similar advances will be important to our competitive positions. Competitive pressures, including those discussed above, could cause one or more of our business segments to lose market share or could result in significant price erosion, either of which could have an adverse effect on our financial condition, results of operations and cash flows.
Additional tax expense or exposures could affect our financial condition, results of operations and cash flows.
We are subject to income taxes in the U.S. and various international jurisdictions. Our financial condition, results of operations and cash flow could be affected by changes to any or all the following: tax laws, regulations, accounting principles and judicial rulings, the geographic mix of our earnings, the valuation of our deferred tax assets and liabilities, and the results of audits and examinations of previously filed tax returns.
Our future results of operations and financial condition could be adversely impacted by intangible asset impairment charges.
As of December 31, 2024, we had goodwill and other intangible assets, net of accumulated amortization, of $1,375.9 million, which represented approximately 58% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have an adverse effect on our financial condition and results of operations.
If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.
We believe that we have adequate internal control procedures in place for future periods, including processes related to newly acquired businesses; however, increased risk of internal control breakdowns generally exists in any business environment that is decentralized such as ours. In addition, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

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
•Because of their positions with us prior to the completion of the separation transaction, certain of our executive officers and directors have a financial interest in shares of Crane Company common stock. Continuing ownership of shares of Crane Company common stock and equity awards could create, or appear to create potential conflicts of interest if we and Crane Company pursue the same corporate opportunities or face decisions that could have different implications for Crane Company and us.
Item 1B. Unresolved Staff Comments
None

Item 1C. Cybersecurity
Risk Management and Strategy
Our enterprise risk management includes a comprehensive cybersecurity risk management program with policies, standards, processes and practices based on recognized industry standards and frameworks such as the National Institute of Standards and Technology (NIST), Cybersecurity Framework (CSF) and the Center for Internet Security (CIS) critical security controls.
Our cybersecurity program includes regular training for personnel, an incident response protocol tested at least annually as part of our enterprise-wide crisis response program, cybersecurity insurance, and regular assessments through activities such as penetration testing, and compliance audits performed on our information technology networks and systems by both our internal cybersecurity teams and external service providers.
Although we have continued to invest in our due diligence, onboarding, and monitoring capabilities over external partners with whom we do business, including our third-party vendors and service providers, our control over the security posture of, and ability to monitor the cybersecurity practices of, such external partners remains limited, and there can be no assurance that we can prevent, mitigate, or remediate the risk of any compromise or failure in the cybersecurity infrastructure owned or controlled by such external partners. When we do become aware that an external partner has experienced such compromise or failure, we attempt to mitigate our risk, including by terminating such external partner’s connection to our information technology networks and systems where appropriate.
For more information on cybersecurity risks and how they affect our business, operating results and financial condition, refer to Item 1A, Risk Factors. As of the date of the filing of this Current Report on Form 10-K, we have not identified any risks from a cybersecurity threat or incident that we believe has materially affected or is reasonably likely to materially affect the Company.
Governance, Oversight and Leadership
Our Board of Directors has charged the Audit Committee with responsibility for monitoring the Company’s processes and procedures for enterprise risk identification, assessment and management, and cybersecurity represents an important component of our overall approach to enterprise risk management.
The Audit Committee receives regular reports at least twice annually from our Chief Information Security Officers (“CISO”) on a wide range of cybersecurity topics, including our cybersecurity program’s performance, results of assessments, emerging threats, capability enhancements, and recent developments and trends.
Our CISO, who reports to our Chief Financial Officer (“CFO”), leads our cybersecurity program and has more than 20 years of cybersecurity experience. The cybersecurity teams reporting to our CISO are staffed by highly skilled cybersecurity professionals, including both internal staff and external partners, with broad knowledge of cybersecurity issues from experience and through training and certifications. Our cybersecurity teams are responsible for detecting, mitigating, and responding to cybersecurity threats through a network of technologies, capabilities, and best practices on a 24/7 basis. Our CISO, in coordination with our cybersecurity teams, and members of our senior leadership team such as our Chief Executive Officer (“CEO”), CFO and General Counsel (“GC”), works collaboratively across the Company to operate a program designed to protect our business from cybersecurity threats and respond to any cybersecurity incidents in accordance with our incident response and recovery plans in real time.
We have established internal reporting processes designed to ensure that our Board of Directors and the Audit Committee receive information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. In the event of a cybersecurity incident, the materiality of the incident will be evaluated and determined with appropriate input from the CEO, CFO, GC, CISO and other key participants in our cybersecurity program, including external advisors to the extent appropriate.

Item 2. Properties
The following is a summary of our principal facilities as of December 31, 2024:

	Facilities - Owned
Location	Crane Payment Innovations		Security and Authentication Technologies		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	2	663,558	6	852,773	—	—	8	1,516,331
Europe	2	242,212	1	490,501	—	—	3	732,713
Other international	2	294,666	—	—	—	—	2	294,666
	6	1,200,436	7	1,343,274	—	—	13	2,543,710
Non-Manufacturing
United States	3	135,689	3	18,811	—	—	6	154,500
Europe	1	11,000	—	—	—	—	1	11,000
	4	146,689	3	18,811	—	—	7	165,500

	Facilities - Leased
Location	Crane Payment Innovations		Security and Authentication Technologies		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	—	—	3	338,798	—	—	3	338,798
Europe	—	—	2	324,151	—	—	2	324,151
	—	—	5	662,949	—	—	5	662,949
Non-Manufacturing
United States	15	143,233	8	181,993	2	18,253	25	343,479
Canada	2	11,704	—	—	—	—	2	11,704
Europe	2	31,734	6	39,626	—	—	8	71,360
Other international	6	22,063	10	36,407	—	—	16	58,470
	25	208,734	24	258,026	2	18,253	51	485,013

In our opinion, these properties have been well maintained, are in good operating condition and contain all necessary equipment and facilities for their intended purposes.

Item 3. Legal Proceedings.
Discussion of legal matters is incorporated by reference to Part II, Item 8 under Note 13, “Commitments and Contingencies,” in the Notes to Consolidated and Combined Financial Statements.

Item 4. Mine Safety Disclosures.
Not applicable.

Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Crane NXT, Co. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol "CXT". As of December 31, 2024, there were 1,468 holders of record of Crane NXT, Co. common stock.
Stock Performance Graph
The following chart compares the total stockholder returns (stock price increase plus reinvested dividends) on our common stock from April 4, 2023, the date our stock commenced regular-way trading on the NYSE, through December 31, 2024 with the total stockholder returns for the S&P 500 Index and the S&P MidCap 400 Capital Goods Index. The graph assumes that the value of the investment in the common stock and each index was $100 on April 4, 2023 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among CraneNXT, Co., S&P 500, and S&P 400 Mid Cap Capital Goods
April, 2023 to December, 2024

175
125
75
DOLLAR$
Apr-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Crane NXT, Co.
S&P 500
S&P 400 Mid Cap Capital Goods

	Apr-23	Jun-23	Sep-23	Dec-23	Mar-24	Jun-24	Sep-24	Dec-24
Crane NXT, Co.	$ 100	$ 142	$ 141	$ 144	$ 157	$ 157	$ 143	$ 149
S&P 500	$ 100	$ 108	$ 105	$ 117	$ 129	$ 135	$ 143	$ 146
S&P 400 Mid Cap Capital Goods	$ 100	$ 114	$ 110	$ 126	$ 144	$ 136	$ 147	$ 145

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
We are a leading provider of trusted technology solutions to secure, detect, and authenticate our customers’ most valuable assets. Our primary end markets include governments and a wide range of consumer-related end markets including convenience merchandising (vending), retail and gaming. Our operations are comprised of two segments, Crane Payment Innovations (“CPI”) and Security and Authentication Technologies (“SAT”):
•CPI provides electronic equipment and software leveraging extensive and proprietary core capabilities with various detection and sensing technologies for applications including verification and authentication of payment transactions. CPI also provides advanced automation solutions, processing systems, field service solutions, remote diagnostics and productivity software solutions.
•SAT provides advanced security solutions based on proprietary technology for securing physical products, including banknotes, consumer goods and industrial products. SAT also provides brand protection, authentication solutions, and digital content protection across online marketplaces, social media platforms, and websites.
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
Due to SpinCo’s larger operations, greater tangible assets, greater fair value and greater net sales, in each case, relative to ours, among other factors, SpinCo was considered to be the “accounting spinnor” and therefore is the “accounting successor” to Holdings for accounting purposes, notwithstanding the legal form of the Separation. As such, our financial statements for periods prior to the Separation are comprised of combined carve-out financial statements representing only our operations, assets, liabilities and equity on a stand-alone basis derived from the consolidated financial statements and accounting records of Holdings.
Separation Agreements
On April 3, 2023, we entered into definitive agreements with SpinCo in connection with the Separation. The agreements set forth the terms and conditions of the Separation and provide a framework for our relationship with SpinCo following the Separation, including the allocation between us and SpinCo of our and SpinCo’s assets, liabilities and obligations attributable to periods prior to, at and after the Separation. These agreements include the Separation and Distribution Agreement, which contains certain key provisions related to the Separation, as well as a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement and an Intellectual Property Matters Agreement. As of December 31, 2024, the term of the Transition Services Agreement has expired.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Transactions
Credit Facilities
We are party to a senior secured credit agreement (the “Credit Agreement”) entered into on March 17, 2023, which provides for a $500 million, five-year revolving credit facility (the “Revolving Facility”), funding under which became available in connection with the Separation. On December 9, 2024, we entered into an amendment to the Credit Agreement which increased the Revolving Facility by $200 million to an aggregate $700 million and provided a delayed draw term loan of 300 million British pounds to be used as part of the funding for the De La Rue Authentication Solutions acquisition discussed below.
On March 17, 2023, we also entered into a $350 million, 3-year term loan facility (the “Term Facility”), funding under which became available in connection with the Separation. On December 9, 2024, proceeds from the Revolving Facility were used to repay the outstanding Term Facility.
OpSec Acquisition
On May 3, 2024, we acquired OpSec Security (“OpSec”), for a base purchase price of $270 million on a cash-free and debt-free basis, subject to customary purchase price adjustments. We utilized $210.0 million from our Revolving Facility and cash on hand to fund the acquisition. OpSec is a global leader in brand protection and authentication solutions, serving the world’s most recognized brands, as well as government agencies and financial institutions. In connection with the acquisition of OpSec, we renamed our “Crane Currency” reportable segment to “Security and Authentication Technologies,” which consists of the Crane Currency business and the acquired OpSec business. The integration of OpSec into our SAT segment is on track.
De La Rue Authentication Solutions Acquisition
On October 15, 2024, we signed a definitive agreement with De La Rue Holdings, a wholly-owned subsidiary of De La Rue plc, to acquire its authentication business (“De La Rue Authentication Solutions”) for 300 million British pounds in cash, subject to customary adjustments. The transaction is expected to close in the second quarter of 2025, subject to customary closing conditions. Transaction costs incurred for the year ended December 31, 2024, were $6.5 million.
De La Rue Authentication Solutions is a leading global provider of digital and physical security and authentication technologies to governments and brands. De La Rue Authentication Solutions will be included within the Security and Authentication Technologies segment upon close.
This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results from Operations - For the Years ended December 31, 2024, 2023 and 2022

	For the year ended December 31,			2024 vs 2023 Favorable / (Unfavorable) Change		2023 vs 2022 Favorable / (Unfavorable) Change
(in millions, except %)	2024	2023	2022	$	%	$	%
Net sales:
Crane Payment Innovations	$873.2	$886.4	$874.3	$(13.2)	(1.5)%	$12.1	1.4%
Security and Authentication Technologies	613.6	504.9	465.6	108.7	21.5%	39.3	8.4%
Total net sales	$1,486.8	$1,391.3	$1,339.9	$95.5	6.9%	$51.4	3.8%
Sales growth:
Core sales				$15.7	1.1%	$57.5	4.3%
Foreign exchange				(6.2)	(0.4)%	(6.1)	(0.5)%
Acquisitions				86.0	6.2%	—	—%
Total sales growth				$95.5	6.9%	$51.4	3.8%
Cost of sales	$821.7	$737.2	$713.7	$(84.5)	(11.5)%	$(23.5)	(3.3)%
Selling, general and administrative	$386.2	$366.8	$318.7	$(19.4)	(5.3)%	$(48.1)	(15.1)%
Restructuring charges	$10.1	$0.5	$6.2	$(9.6)	NM	$5.7	91.9%
Operating profit (loss):
Crane Payment Innovations	$228.4	$242.8	$217.1	$(14.4)	(5.9)%	$25.7	11.8%
Security and Authentication Technologies	110.9	116.3	117.3	(5.4)	(4.6)%	(1.0)	(0.9)%
Corporate	(70.5)	(72.3)	(33.1)	1.8	2.5%	(39.2)	(118.4)%
Total operating profit	$268.8	$286.8	$301.3	$(18.0)	(6.3)%	$(14.5)	(4.8)%
Operating margin:
Crane Payment Innovations	26.2%	27.4%	24.8%
Security and Authentication Technologies	18.1%	23.0%	25.2%
Total operating margin	18.1%	20.6%	22.5%

NON-GAAP FINANCIAL MEASURES
References to "core," such as "core sales," exclude currency effects and, where applicable, the first-year impacts of acquisitions and divestitures. Management believes that non-GAAP financial measures that exclude these items provide investors with an alternative metric that can assist in identifying underlying growth trends in our business and facilitate comparison of our sales performance, for example, with prior and future periods that are complementary to GAAP metrics.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Items Affecting Comparability of Reported Results
The comparability of our results for the years ended December 31, 2024, 2023 and 2022 is affected by the following significant items:
The Separation
Our financial statements for periods prior to the Separation are comprised of combined carve-out financial statements representing only our operations, assets, liabilities and equity on a stand-alone basis derived from the consolidated financial statements and accounting records of Holdings.
Transaction Related Expenses
We incurred transaction related expenses of $19.9 million for the year ended December 31, 2024, and $22.0 million for the year ended December 31, 2023, recorded in “Selling, general and administrative” in the Consolidated and Combined Statements of Operations. These transaction related expenses primarily consist of professional service fees incurred in connection with acquisitions and the Separation. There were no allocated transaction-related expenses in connection with the Separation for the year ended December 31, 2022.
Restructuring Charges
In response to challenging industry conditions in the CPI segment, we recorded restructuring charges of $10.1 million, $0.5 million and $6.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
OVERALL
2024 compared with 2023
Sales increased by $95.5 million, or 6.9%, to $1,486.8 million in 2024. The change in sales included:
•sales benefit from the OpSec acquisition of $86.0 million, or 6.2%,
•core sales growth of $15.7 million, or 1.1%, driven primarily by the Currency business, and
•unfavorable foreign currency translation of $6.2 million, or 0.4%.
Cost of sales increased by $84.5 million, or 11.5%, to $821.7 million in 2024. The increase was driven primarily by the impact of the OpSec acquisition of $66.1 million, or 9.0%, and unfavorable mix, partially offset by productivity gains net of inflation and the impact of lower volumes in CPI.
Selling, general and administrative expenses increased by $19.4 million, or 5.3%, to $386.2 million in 2024. The increase was driven primarily by the impact of the OpSec acquisition of $29.7 million, or 8.1%, partially offset by cost saving actions.
Operating profit decreased by $18.0 million, or 6.3%, to $268.8 million in 2024. The decrease was primarily driven by the CPI segment due to unfavorable mix, lower volumes and restructuring charges, partially offset by favorable pricing, lower material and other manufacturing costs, and cost saving actions. In the SAT segment, the decrease in operating profit was driven by the dilutive impact of the OpSec acquisition and higher material and other manufacturing costs, partially offset by favorable pricing in the Currency business. Both segments achieved productivity gains.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRANE PAYMENT INNOVATIONS

(in millions, except %) For the year ended December 31,	2024	2023	2022
Net sales by product line:
Payment Acceptance and Dispensing Products	$739.9	$758.7	$752.2
Services	133.3	127.7	122.1
Total net sales	$873.2	$886.4	$874.3
Cost of sales	$440.4	$439.4	$444.1
Selling, general and administrative (a)	$204.4	$204.2	$213.1
Operating profit	$228.4	$242.8	$217.1
Assets	$1,187.1	$1,279.1	$1,266.1
Backlog	$145.8	$216.8	$372.9
Operating margin	26.2%	27.4%	24.8%

(a)	Selling, general and administrative expense includes restructuring charges of $10.1 million, $0.5 million and $6.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
2024 compared to 2023
Sales decreased by $13.2 million, or 1.5%, to $873.2 million in 2024, driven by lower core sales of $6.9 million, or 0.8%, and unfavorable foreign currency translation of $6.3 million, or 0.7%.
•Sales of Payment Acceptance and Dispensing Products decreased $18.8 million, or 2.5%, to $739.9 million in 2024. The decrease reflected lower core sales of $12.5 million, or 1.6%, as favorable pricing was more than offset by lower volumes primarily in gaming. Included in the sales decrease was unfavorable foreign currency translation of $6.3 million, or 0.8%, primarily reflecting the weakening of the Japanese Yen, partially offset by the strengthening of the British pound against the U.S. dollar.
•Service revenue increased by $5.6 million, or 4.4%, to $133.3 million in 2024, primarily driven by favorable pricing.
Cost of sales increased by $1.0 million, or 0.2%, to $440.4 million in 2024, as lower material and other manufacturing costs, the impact of lower sales volumes and productivity gains were more than offset by unfavorable mix.
Selling, general and administrative expense increased by $0.2 million, or 0.1%, to $204.4 million in 2024, primarily due to higher restructuring charges, partially offset by the impact of cost saving actions, and favorable foreign currency translation.
Operating profit decreased by $14.4 million, or 5.9%, to $228.4 million in 2024. The decrease primarily reflected unfavorable mix of $36.3 million, or 15.0%, the impact of lower volumes of $14.4 million, or 5.9%, higher restructuring charges of $9.6 million, or 4.0%, and unfavorable foreign currency translation of $2.9 million, or 1.2%, partially offset by favorable pricing, lower material and other manufacturing costs and productivity gains of $41.8 million, or 17.2%, and the impact of cost saving actions of $9.1 million, or 3.7%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECURITY AND AUTHENTICATION TECHNOLOGIES

(in millions, except %) For the year ended December 31,	2024	2023	2022
Net sales by product line:
Banknotes and Security Products	$521.9	$500.4	$461.0
Authentication Products and Solutions	91.7	4.5	4.6
Total net sales	$613.6	$504.9	$465.6
Cost of sales	$381.3	$297.8	$269.6
Selling, general and administrative	$121.4	$90.8	$78.7
Operating profit	$110.9	$116.3	$117.3
Assets	$1,178.2	$814.4	$863.3
Backlog	$248.3	$243.0	$192.7
Operating margin	18.1%	23.0%	25.2%

2024 compared to 2023
Sales increased by $108.7 million, or 21.5%, to $613.6 million in 2024, primarily reflecting the sales benefit from the OpSec acquisition of $86.0 million, or 17.0%, and higher core sales of $22.6 million, or 4.5%.
•Banknote and security product sales increased by $21.5 million, or 4.3%, to $521.9 million in 2024, driven by higher sales in international markets.
•Authentication products and solutions sales increased by $87.2 million to $91.7 million in 2024, driven by the sales benefit from the OpSec acquisition.
Cost of sales increased by $83.5 million, or 28.0%, to $381.3 million in 2024, primarily due to the impact of the OpSec acquisition of $66.1 million, or 22.2%, higher material and other manufacturing costs, the impact of higher volumes, and unfavorable mix, partially offset by productivity gains.
Selling, general and administrative expense increased by $30.6 million, or 33.7%, to $121.4 million in 2024, primarily due to the impact of the OpSec acquisition of $29.7 million, or 32.7%.
Operating profit decreased by $5.4 million, or 4.6%, to $110.9 million in 2024, reflecting the dilutive impact of the OpSec acquisition of $10.2 million, or 8.7%, higher material and other manufacturing costs net of favorable pricing of $8.4 million, or 7.2%, and unfavorable mix of $3.1 million, or 2.7%, partially offset by productivity gains of $17.9 million, or 15.4%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE

(in millions) For the year ended December 31,	2024	2023	2022
Corporate expense	$70.5	$72.3	$33.1

Corporate expense decreased by $1.8 million, or 2.5%, in 2024 compared with 2023, primarily related to lower transaction related expenses.

INTEREST AND MISCELLANEOUS INCOME, NET

(in millions) For the year ended December 31,	2024	2023	2022
Interest income	$1.6	$1.1	$0.2
Interest expense	$(47.8)	$(48.1)	$(41.9)
Related party interest expense*	$—	$(2.5)	$(14.4)
Miscellaneous income, net	$3.8	$2.5	$3.1
* Related party interest with Crane Company incurred prior to the Separation.

Related party interest expense decreased by $2.5 million, or 100%, in 2024 compared with 2023 as related party interest expense was only incurred in the period prior to the Separation.

INCOME TAX

(in millions, except %) For the year ended December 31,	2024	2023	2022
Income before tax — U.S.	$78.2	$97.4	$163.9
Income before tax — non-U.S.	148.2	142.4	84.4
Income before tax — worldwide	$226.4	$239.8	$248.3
Provision for income taxes	$42.3	$51.5	$43.4
Effective tax rate	18.7%	21.5%	17.5%

Our effective tax rate is affected by both recurring and discrete items, including the mix of jurisdictional earnings, acquisitions and dispositions, changes in the valuation of our deferred tax assets and liabilities, changing regulations, the continued availability of statutory tax credits and deductions, and examinations initiated by tax authorities around the world.
Our 2024 effective tax rate of 18.7% is lower than the prior year’s comparable period due to the mix in jurisdictional earnings and release of uncertain tax positions due to the expiration of statute of limitations.
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon by over 140 member jurisdictions including the United States. Pillar 2 addresses the risks associated with profit shifting to entities in low tax jurisdictions. The impact of the adoption of Pillar 2 in 2024 was approximately $2.8 million.
See "Application of Critical Accounting Policies" included later in this Item 7 for additional information about our provision for income taxes. A reconciliation of the statutory U.S. federal tax rate to our effective tax rate is set forth in Item 8 under Note 10, "Income Taxes" in the Notes to Consolidated and Combined Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

(in millions) For the year ended December 31,	2024	2023	2022
Net cash provided by (used for):
Operating activities	$214.1	$276.3	$306.0
Investing activities	(318.0)	(31.1)	(21.3)
Financing activities	62.1	(252.5)	(135.0)
Effect of exchange rates on cash, cash equivalents and restricted cash	(12.0)	3.8	(20.2)
(Decrease) increase in cash, cash equivalents and restricted cash	$(53.8)	$(3.5)	$129.5
Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to stockholders by reinvesting in existing businesses, by making acquisitions that will strengthen and complement our portfolio; by divesting businesses that are no longer strategic or aligned with our portfolio and where such divestitures can generate capacity for strategic investments and initiatives that further optimize our portfolio; by paying dividends and repaying prepayable debt. At any given time, and from time to time, we may be evaluating one or more of these opportunities, although we cannot assure you if or when we will consummate any such transactions.
Our current cash balance, together with cash we expect to generate from future operations along with borrowings available under the Credit Agreement, is expected to be sufficient to finance our short- and long-term capital requirements. In addition, we believe our credit ratings afford us adequate access to public and private debt markets.
We had net proceeds of $210 million from the Revolving Facility as of December 31, 2024. As of December 31, 2024, we repaid in full the outstanding $105.0 million debt on the Term Facility. Please see Item 8 under Note 14, “Financing” in the Consolidated and Combined Financial Statements for additional details.
Operating Activities
Cash provided by operating activities was $214.1 million in 2024, compared with $276.3 million in 2023. The decrease in cash provided by operating activities was primarily driven by the timing of shipments which impacted working capital.
Investing Activities
Cash used for investing activities primarily consists of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems. We expect capital expenditures of approximately $30 million in 2025.
Cash used for investing activities was $318.0 million in 2024, compared with $31.1 million in 2023. The increase in cash used for investing activities was primarily driven by the OpSec acquisition.
Financing Activities
Cash provided by (used for) financing activities consists primarily of dividend payments to shareholders, repayments of indebtedness, and proceeds from our credit facilities.
Cash provided by financing activities was $62.1 million in 2024, compared with cash used for financing activities of $252.5 million in 2023. The increase in cash provided by financing activities was primarily driven by the redemption of senior notes in 2023. Higher net proceeds from the Revolving Facility were offset by higher net repayments on the Term Facility in 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financing Arrangements
Total debt was $750.6 million and $644.9 million as of December 31, 2024, and 2023, respectively. Our indebtedness as of December 31, 2024 was as follows:
•$210.0 million related to the Revolving Facility;
•$198.7 million of 6.55% notes due 2036; and
•$346.8 million of 4.20% notes due 2048.
See Item 8 under Note 14, “Financing,” in the Notes to Consolidated and Combined Financial Statements for details regarding our financing arrangements.
Credit Ratings
As of December 31, 2024, Crane NXT’s Corporate Rating was BB+ by S&P Global Ratings with a Stable Outlook and Ba1 with a Stable Outlook by Moody’s Investor Services. Our senior secured debt was rated BB+ by S&P Global Ratings with a Stable outlook and Baa3 with a Stable Outlook by Moody’s Investor Service. Our senior unsecured debt was rated BB- by S&P Global Ratings with a Stable outlook and Ba2 with a Stable outlook by Moody’s Investors Service. We believe that these ratings afford us adequate access to the public and private debt markets.
Contractual Obligations
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our short-term and long-term debt agreements and rent payments required under operating lease agreements. The following table summarizes our fixed cash obligations as of December 31, 2024:

	Payment due by Period
(in millions)	Total	2025	2026 -2027	2028 -2029	2030 and after
Debt (a)	$550.0	$—	$—	$—	$550.0
Fixed interest payments	508.4	27.8	55.6	55.6	369.4
Operating lease payments	95.1	13.6	19.0	13.1	49.4
Purchase obligations	39.9	38.0	1.9	—	—
Pension and postretirement benefits (b)	45.6	4.8	8.5	9.0	23.3
Other long-term liabilities reflected on Consolidated Balance Sheets (c)	—	—	—	—	—
Total	$1,239.0	$84.2	$85.0	$77.7	$992.1
(a) Debt includes scheduled principal payments.
(b) Pension benefits are funded by the respective pension trusts. The postretirement benefit component of the obligation is approximately $1.0 million per year for which there is no trust and will be directly funded by us. Pension benefits are included through 2034.
(c) As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: gross unrecognized tax benefits of $8.1 million and related gross interest and penalties of $1.3 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Structure
The following table sets forth our capitalization:

(in millions, except %) December 31,	2024	2023
Short-term borrowings	$210.0	$4.6
Long-term debt	540.6	640.3
Total debt	$750.6	$644.9
Equity	$1,064.9	$964.0
Capitalization	$1,815.5	$1,608.9
Debt to capitalization	41.3%	40.1%

Total debt	$750.6	$644.9
Less cash and cash equivalents	165.8	227.2
Net debt (a)	$584.8	$417.7
Equity	$1,064.9	$964.0
Net capitalization (a)	$1,649.7	$1,381.7
Net debt to equity (a)	54.9%	43.3%
Net debt to net capitalization (a)	35.4%	30.2%

(a)	Net debt, a non-GAAP measure, represents total debt less cash and cash equivalents. Net debt is comprised of components disclosed above which are presented on our Consolidated Balance Sheets. Net capitalization, a non-GAAP measure, represents Net Debt plus Equity. We report our financial results in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, management believes that certain non-GAAP financial measures, which include the presentation of net debt and net capitalization, provide useful information about our ability to satisfy our debt obligation with currently available funds. Management also uses these non-GAAP financial measures in making financial, operating, planning and compensation decisions and in evaluating our performance. Non-GAAP financial measures, which may be inconsistent with similarly captioned measures presented by other companies, should be viewed in the context of the definitions of the elements of such measures we provide and in addition to, and not as a substitute for, our reported results prepared and presented in accordance with U.S. GAAP.
In 2024, equity increased $100.9 million as a result of net income attributable to common shareholders of $184.1 million, and the impact of equity-based awards and related settlement activities of $7.4 million. These increases were partially offset by currency translation adjustment of $50.9 million, cash dividends of $36.6 million, and changes in pension and postretirement plan assets and benefit obligations, net of tax of $3.1 million.

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
When products are customized or products are sold directly to the U.S. government, revenue is recognized over time because control is transferred continuously to customers, as the contract progresses. We exercise judgment to determine whether the products have an alternative use to us. When an alternative use does not exist for these products and we are entitled to payment for performance completed to date which includes a reasonable profit margin, revenue is recognized over time. When a contract with the U.S. government contains clauses indicating that the U.S. government owns any work-in-progress as the contracted product is being built, revenue is recognized over time. The measure of progress applied by us is the cost-to-cost method as this provides the most faithful depiction of the pattern of transfer of control. Under this method, we measure progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. This method effectively reflects our progress toward completion, as this methodology includes any work-in-process amounts as part of the measure of progress. Costs incurred represent work performed, which corresponds with, and thereby depicts, the transfer of control to the customer. Total revenue recognized and cost estimates are updated monthly. In 2024, the Company recognized approximately $208 million in revenue over time related to products.
These estimates are subject to uncertainties and require judgment. Estimates of contract costs include labor hours and rates, and material costs. These estimates consider historical performance, the complexity of the work to be performed, the estimated time to complete the project, and other economic factors such as inflation and market rates. We update our estimates on a periodic basis and any revisions to such estimates are recorded in earnings in the period in which they are determined. Provisions for estimated losses, if any, on uncompleted long-term contracts, are made in the period in which such losses are determined. We do not believe that any discrete event or adjustment to an individual contract within the aggregate changes in contract estimates for 2024, 2023 or 2022 was material to the consolidated and combined statements of operations for such annual periods.
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
Goodwill and Other Intangible Assets.  As of December 31, 2024, we had $956.6 million of goodwill and $419.3 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives included within intellectual property rights. As of December 31, 2023, we had $841.2 million of goodwill and $308.9 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives included within intellectual property rights.
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Consolidated and Combined Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value of our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of December 31, 2024, we had three reporting units.
When performing our annual impairment assessment, we compare the fair value of each of our reporting units to our respective carrying value. Goodwill is potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 10.5% and 12.0% (a weighted average of 10.6%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing our reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions.
There are inherent uncertainties related to these assumptions, including changes in market conditions, and management judgment is necessary in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. No impairment charges have been required during 2024, 2023 or 2022.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Furthermore, to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in a fair value calculation significantly exceeding our carrying value for each of our reporting units, except for the recently acquired OpSec reporting unit which was less than 10%. OpSec’s goodwill represents 14% of the total goodwill of the Company. While we believe we have made reasonable estimates and assumptions to calculate the fair value of all our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be impaired and a charge would need to be taken against net earnings.
Intangibles with indefinite useful lives are tested annually for impairment, or when events or changes in circumstances indicate the potential for impairment. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, the intangible asset is written down to its fair value. Fair value is calculated using the relief from royalty method. We amortize the cost of definite-lived intangibles over their estimated useful lives.
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
Total debt outstanding was $750.6 million as of December 31, 2024, which was at fixed rates of interest ranging from 4.20% to 6.55% and variable rates of interest of:
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
•72% of our year-end portfolio is comprised of fixed-rate debt; therefore, the effect of a market change in interest rates would not be significant. As of December 31, 2024, a hypothetical 1% increase in prevailing interest rates would increase our 2024 interest expense by approximately $2.1 million.
•Based on a sensitivity analysis as of December 31, 2024, a 10% change in the foreign currency exchange rates for the year ended December 31, 2024 would have impacted our net earnings by approximately $10.3 million, due primarily to the euro, Japanese yen, and British pound. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control—Integrated Framework, released in 2013. Based on our assessment we believe that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.
The Company completed the acquisition of OpSec Security (“OpSec”) on May 3, 2024. The Company has not yet fully incorporated OpSec’s internal controls and procedures into the Company’s internal control over financial reporting and will be completed within the time provided by the applicable rules and regulations of the SEC for a recently acquired business. As such, management excluded OpSec from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. OpSec constituted approximately 3% of the Company’s total assets, excluding the preliminary value of goodwill and purchased intangible assets, and approximately 6% of the Company’s total net sales as of and for the year ended December 31, 2024.
Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated and combined financial statements included in this Annual Report on Form 10-K, audited the internal control over financial reporting as of December 31, 2024, and issued their related attestation report which is included herein.

/s/ Aaron Saak
Aaron Saak
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Christina Cristiano
Christina Cristiano
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

The Section 302 certifications of the Company’s Chief Executive Officer and its Chief Financial Officer have been filed as Exhibit 31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Crane NXT, Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crane NXT, Co. and subsidiaries (the "Company") as of December 31, 2024, and 2023, the related consolidated and combined statements of operations, comprehensive income, cash flows, and changes in equity, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition – Over Time Basis — Refer to Note 1 to the financial statements

Critical Audit Matter Description
The Company recognizes revenue as they fulfill their performance obligations and transfer control of products to their customers. The Company has certain revenue contracts with the U.S. government. The clauses of those contracts stipulate that any amounts included in work-in-progress are the property of the U.S. government as they own any work-in progress as the contracted product is being built. The Company uses the cost-to-cost method of determining their progress, measuring progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. In 2024, the Company recognized approximately $208 million in revenue over time related to products.

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
February 20, 2025

We have served as the Company's auditor since 2022.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in millions, except per share data)	2024	2023	2022
Net sales	$1,486.8	$1,391.3	$1,339.9
Operating costs and expenses:
Cost of sales	821.7	737.2	713.7
Selling, general and administrative	386.2	366.8	318.7
Restructuring charges	10.1	0.5	6.2
Operating profit	268.8	286.8	301.3
Other income (expense):
Interest income	1.6	1.1	0.2
Interest expense	(47.8)	(48.1)	(41.9)
Related party interest expense	—	(2.5)	(14.4)
Miscellaneous income, net	3.8	2.5	3.1
Total other expense, net	(42.4)	(47.0)	(53.0)
Income before income taxes	226.4	239.8	248.3
Provision for income taxes	42.3	51.5	43.4
Net income attributable to common shareholders	$184.1	$188.3	$204.9

Earnings per share:
Basic	$3.22	$3.31	$3.61
Diluted	$3.19	$3.28	$3.61

Average shares outstanding:
Basic	57.1	56.8	56.7
Diluted	57.8	57.5	56.7

See Notes to Consolidated and Combined Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Net income	$184.1	$188.3	$204.9
Components of other comprehensive (loss) income, net of tax
Currency translation adjustment	(50.9)	18.1	(69.2)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	(3.1)	(5.2)	10.0
Other comprehensive (loss) income, net of tax	(54.0)	12.9	(59.2)
Comprehensive income attributable to common shareholders	$130.1	$201.2	$145.7

See Notes to Consolidated and Combined Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Balance as of December 31,
(in millions, except shares and per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$165.8	$227.2
Accounts receivable, net	265.9	214.9
U.S. and foreign taxes on income	8.6	—
Inventories, net	144.8	157.1
Other current assets	57.4	45.2
Total current assets	642.5	644.4
Property, plant and equipment, net	272.3	261.2
Long-term deferred tax assets	2.2	2.7
Intangible assets, net	419.3	308.9
Goodwill	956.6	841.2
Other assets	93.6	71.0
Total assets	$2,386.5	$2,129.4

Liabilities and equity
Current liabilities:
Short-term borrowings	$210.0	$4.6
Accounts payable	116.6	106.5
Accrued liabilities	211.2	210.5
U.S. and foreign taxes on income	24.6	12.8
Total current liabilities	562.4	334.4
Long-term debt	540.6	640.3
Accrued pension and postretirement benefits	19.4	22.5
Long-term deferred tax liability	119.0	104.5
Other liabilities	80.2	63.7
Total liabilities	1,321.6	1,165.4
Commitments and contingencies (Note 13)
Equity:
Preferred shares, par value 0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized; 72,441,647 shares issued; 57,197,147 shares and 56,897,457 shares outstanding as of December 31, 2024 and 2023, respectively	72.4	72.4
Capital surplus	1,719.9	1,728.1
Retained earnings	268.4	120.9
Accumulated other comprehensive loss	(172.6)	(118.6)
Treasury stock; 15,244,500 and 15,544,190 treasury shares as of December 31, 2024 and 2023, respectively	(823.2)	(838.8)
Total equity	1,064.9	964.0
Total liabilities and equity	$2,386.5	$2,129.4

See Notes to Consolidated and Combined Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Operating activities:
Net income attributable to common shareholders	$184.1	$188.3	$204.9
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	86.8	77.6	78.7
Stock-based compensation expense	10.6	10.3	9.3
Unrealized loss on forward contracts	3.0	—	—
Defined benefit plans and postretirement credit	(2.1)	(1.1)	(0.3)
Deferred income taxes	(17.6)	7.6	(28.4)
Cash (used for) provided by operating working capital	(50.6)	—	39.3
Other	(0.1)	(6.4)	2.5
Total provided by operating activities	$214.1	$276.3	$306.0
Investing activities:
Payment for acquisitions, net of cash acquired	$(269.9)	$—	$—
Capital expenditures	(45.4)	(31.1)	(21.3)
Settlement of forward contracts	(2.7)	—	—
Total used for investing activities	$(318.0)	$(31.1)	$(21.3)
Financing activities:
Dividends paid	$(36.6)	$(23.7)	$—
Proceeds from stock options exercised	3.3	5.0	—
Payment of tax withholding on equity awards vested	(6.9)	(0.6)	—
Debt issuance costs	(2.7)	(5.7)	—
Repayment of long-term debt	—	(300.0)	—
Proceeds from revolving credit facility	448.5	20.0	—
Repayment of revolving credit facility	(238.5)	(20.0)	—
Proceeds from term loan	—	350.0	—
Repayment of term loan	(105.0)	(245.0)	—
Net transfers to Crane	—	(32.5)	(135.0)
Total provided by (used for) financing activities	$62.1	$(252.5)	$(135.0)
Effect of exchange rates on cash, cash equivalents and restricted cash	(12.0)	3.8	(20.2)
(Decrease) increase in cash, cash equivalents and restricted cash	(53.8)	(3.5)	129.5
Cash and cash equivalents at beginning of period	227.2	230.7	101.2
Cash, cash equivalents and restricted cash at end of period	$173.4	$227.2	$230.7

Detail of cash (used for) provided by operating working capital
Accounts receivable	$(44.4)	$(6.3)	$0.3
Inventories	21.3	(1.0)	(12.7)
Other current assets	(9.0)	—	(0.6)
Accounts payable	5.7	(6.8)	13.9
Accrued liabilities	(28.4)	(2.5)	34.4
U.S. and foreign taxes on income	4.2	16.6	4.0
Total	$(50.6)	$—	$39.3

Supplemental disclosure of cash flow information:
Interest paid	$44.1	$45.1	$41.2
Income taxes paid, net	$63.8	$46.0	$63.5
Unpaid capital expenditures	$7.2	$7.1	$3.1
See Notes to Consolidated and Combined Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Crane Net Investment	Total Equity
BALANCE DECEMBER 31, 2021	$—	$—	$—	$(72.3)	$—	$836.1	$763.8
Net income	—	—	—	—	—	204.9	204.9
Net transfers to Crane	—	—	—	—	—	(135.0)	(135.0)
Stock-based compensation	—	—	—	—	—	9.3	9.3
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	10.0	—	—	10.0
Currency translation adjustment	—	—	—	(69.2)	—	—	(69.2)
BALANCE DECEMBER 31, 2022	$—	$—	$—	$(131.5)	$—	$915.3	$783.8
Net income	—	—	144.6	—	—	43.7	188.3
Cash dividends ($0.42 per share)	—	—	(23.7)	—	—	—	(23.7)
Dividend from Crane	—	—	—	—	—	275.0	275.0
Net transfers to Crane	—	—	—	—	—	(285.2)	(285.2)
Reclassification of Crane Net Investment to Common Stock, Treasury Stock and Capital Surplus	72.4	1,726.8	—	—	(848.1)	(951.1)	—
Exercise of stock options, net of shares reacquired of 158,132 shares	—	—	—	—	5.0	—	5.0
Stock-based compensation	—	6.5	—	—	—	2.3	8.8
Stock-based compensation reclassification[a]	—	(0.3)	—	—	—	—	(0.3)
Impact from settlement of share-based awards, net of shares acquired	—	(4.9)	—	—	4.3	—	(0.6)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(5.2)	—	—	(5.2)
Currency translation adjustment	—	—	—	18.1	—	—	18.1
BALANCE DECEMBER 31, 2023	$72.4	$1,728.1	$120.9	$(118.6)	$(838.8)	$—	$964.0
Net income	—	—	184.1	—	—	—	184.1
Cash dividends ($0.64 per share)	—	—	(36.6)	—	—	—	(36.6)
Exercise of stock options, net of shares reacquired of 118,896 shares	—	—	—	—	3.3	—	3.3
Stock-based compensation	—	9.8	—	—	—	—	9.8
Impact from settlement of share-based awards, net of shares acquired	—	(18.0)	—	—	12.3	—	(5.7)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(3.1)	—	—	(3.1)
Currency translation adjustment	—	—	—	(50.9)	—	—	(50.9)
BALANCE DECEMBER 31, 2024	$72.4	$1,719.9	$268.4	$(172.6)	$(823.2)	$—	$1,064.9
(a) Reclassification of stock-based compensation due to modification resulting from equity award conversions. See Note 8, “Stock-Based Compensation Plans” for additional information.

See Notes to Consolidated and Combined Financial Statements.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1 – Nature of Operations and Significant Accounting Policies
Nature of Operations
Crane NXT, Co. is a leading provider of trusted technology solutions to secure, detect, and authenticate our customers’ most valuable assets. We are comprised of two reporting segments: Crane Payment Innovations (“CPI”) and Security and Authentication Technologies (“SAT”). Our primary end markets include governments, brands, financial institutions and a wide range of consumer related end markets including convenience merchandising (vending), retail and gaming. See Note 4, “Segment Results” for the relative size of these segments in relation to the total company (both net sales and total assets).
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
Separation
On April 3, 2023, Holdings was separated (the “Separation”) into two independent, publicly-traded companies, Crane NXT, Co. and Crane Company (“SpinCo”), through a pro-rata distribution (the “Distribution”) of all the issued and outstanding common stock of SpinCo to the stockholders of Holdings. As part of the Separation, the Aerospace & Electronics, Process Flow Technologies and Engineered Materials businesses of Holdings were spun off to SpinCo. Also, as part of the Separation, Holdings retained the Payment and Merchandising Technologies business and was renamed “Crane NXT, Co.” on April 3, 2023. Following the consummation of the Separation, our common stock is listed under the symbol “CXT” on the New York Stock Exchange.
Due to SpinCo’s larger operations, greater tangible assets, greater fair value and greater net sales, in each case, relative to ours, among other factors, SpinCo was considered to be the “accounting spinnor” and therefore is the “accounting successor” to Holdings for accounting purposes, notwithstanding the legal form of the Separation. As such, our financial statements for periods prior to the Separation are comprised of combined carve-out financial statements representing only our operations, assets, liabilities and equity on a stand-alone basis derived from the consolidated financial statements and accounting records of Holdings.
The primary source of the cash on hand as of the date of Separation was due to a transfer from Holdings to us as part of the Separation.
Separation Agreements
On April 3, 2023, we entered into definitive agreements with SpinCo in connection with the Separation. The agreements set forth the terms and conditions of the Separation and provide a framework for our relationship with SpinCo following the Separation, including the allocation between us and SpinCo of our and SpinCo’s assets, liabilities and obligations attributable to periods prior to, at and after the Separation. These agreements include the Separation and Distribution Agreement, which contains certain key provisions related to the Separation, as well as a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement and an Intellectual Property Matters Agreement. As of December 31, 2024, the term of the Transition Services Agreement has expired.

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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The Consolidated and Combined Financial Statements of Operations include all revenues and costs directly attributable to the Business, including costs for facilities, functions and services used by the Business. Prior to the Separation, costs for certain functions and services performed by centralized Holdings organizations were directly charged to the Business based on specific identification when possible or reasonable allocation methods such as net sales, headcount, usage or other allocation methods. The results of operations include allocations of costs for administrative functions and services performed on behalf of the Business by centralized groups within Holdings (see Note 2, “Related Parties” for a description of the allocation methodologies). All charges and allocations for facilities, functions and services performed by Holdings have been deemed settled in cash by the Business to Holdings in the period in which the cost was recorded in the Consolidated and Combined Statements of Operations. As more fully described in Note 10, “Income Taxes”, current and deferred income taxes have been determined based on the stand-alone results of the Business. However, because the Business filed group tax returns as part of Holdings in certain jurisdictions, the Business’ actual tax balances may differ from those reported. The Business’ portion of income taxes for certain jurisdictions is deemed to have been settled in the period the related tax expense was recorded.
Prior to the Separation, Holdings used a centralized approach to cash management and financing its operations. Accordingly, none of the cash of Holdings has been allocated to the Business in the Consolidated and Combined Financial Statements. However, cash balances primarily associated with certain of our foreign entities that did not participate in Holdings’ cash management program have been included in the Consolidated and Combined Financial Statements. Transactions between Holdings and the Business were deemed to have been settled immediately through “Crane Net Investment.” The net effect of the deemed settled transactions is reflected in the Consolidated and Combined Statements of Cash Flows as “Net transfers to Crane” within financing activities.
All intercompany accounts and transactions within the Business were eliminated in the preparation of the Consolidated and Combined Financial Statements. The Consolidated and Combined Financial Statements of the Business include assets and liabilities that have been determined to be specifically identifiable or otherwise attributable to the Business.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
We primarily generate revenue through the manufacture and sale of technology solutions including advanced detection and sensing systems, software to authenticate and manage transactions, micro-optics materials technology, and anti-counterfeiting technology including micro-optics and micro lithography. Each product within a contract generally represents a separate performance obligation, as we do not provide a significant service of integrating or installing the products, the products do not customize each other, and the products can function independently of each other. Control of products generally transfers to the customer at a point in time, as the customer does not control the products as they are manufactured. We exercise judgment and consider the timing of right to payment, transfer of risk and rewards, transfer of title, transfer of physical possession, and customer acceptance when determining when control transfers to the customer. As a result, revenue from the sale of products is generally recognized at a point in time - either upon shipment or delivery - based on the specific shipping terms in the contract. When products are customized or products are sold directly to the U.S. government, revenue is recognized over time because control is transferred continuously to customers, as the contract progresses. We exercise judgment to determine whether the products have an alternative use to us. When an alternative use does not exist for these products and we are entitled to payment for performance completed to date which includes a reasonable profit margin, revenue is recognized over time. When a contract with the U.S. government contains clauses indicating that the U.S. government owns any work-in-progress as the contracted product is being built, revenue is recognized over time. The measure of progress applied by us is the cost-to-cost method as this provides the most faithful depiction of the pattern of transfer of control. Under this method, we measure progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. This method effectively reflects our progress toward completion, as this methodology includes any work-in-process amounts as part of the measure of progress. Costs incurred represent work performed, which corresponds with, and thereby depicts, the transfer of control to the customer. Total revenue recognized and cost estimates are updated monthly. In 2024, the Company recognized approximately $208 million in revenue over time related to products.
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
When an unconditional right to consideration exists, we record these amounts as receivables. When amounts are dependent on factors other than the passage of time for payment from a customer to become due, we record a contract asset. Contract assets represent unbilled amounts that typically arise from contracts for customized products or contracts for products sold directly to the U.S. government. Contract assets are assessed for impairment and recorded at their net realizable value. Contract liabilities represent advance payments from customers. Revenue related to contract liabilities is recognized when control is transferred to the customer.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
Obligations for income taxes in jurisdictions where the Business files a combined tax return with Holdings were deemed settled with Holdings and are reflected within “Net transfers to Crane” as a financing activity in the Consolidated and Combined Statements of Cash Flows.
Research and Development. We conduct research and development activities for the purpose of developing new products and enhancing existing products. Research and development costs are expensed as incurred.
See Note 6, “Research and Development” for further details.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Capitalized Software Development Costs. We sell and market software that is integral to the functionality we provide to customers. Internal and external costs incurred for developing this software are charged to research and development expense until technological feasibility has been established, at which point the development costs are capitalized. Capitalized software development costs primarily include payroll, benefits and other headcount related expenses. Once the services are available for general release to customers, no additional costs are capitalized. Capitalized software development costs, net of accumulated amortization, were $3.7 million and $0.0 million as of December 31, 2024, and December 31, 2023, respectively, and are included in “Intangible assets, net” in the Consolidated Balance Sheets.
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
See Note 8, “Stock-Based Compensation Plans” for further details.
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
On April 3, 2023, 56.7 million shares of our common stock, par value $1.00 per share, were distributed to Holdings stockholders of record as of March 23, 2023, as part of the Separation. This share amount is utilized for the calculation of basic and diluted earnings per share for all periods presented prior to the Separation and such shares are treated as issued and outstanding for purposes of calculating historical earnings per share. For periods prior to the Separation, it is assumed that there are no dilutive equity instruments as there were no Crane NXT stock-based awards outstanding prior to the Separation. The weighted average number of common shares outstanding for the year ended December 31, 2024, and December 31, 2023, were based on the weighted average number of common shares after the Separation.

(in millions, except per share data) For the year ended December 31,	2024	2023	2022
Net income attributable to common shareholders	$184.1	$188.3	$204.9

Average basic shares outstanding	57.1	56.8	56.7
Effect of dilutive share-based awards	0.7	0.7	—
Average diluted shares outstanding	57.8	57.5	56.7

Basic earnings per share	$3.22	$3.31	$3.61
Diluted earnings per share	$3.19	$3.28	$3.61
The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options. During 2024 and 2023, the number of stock options excluded from the computation was 0.2 million and $0.4 million, respectively.
Business Combinations. Acquisitions are accounted for in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). Accordingly, we make an initial allocation of the purchase price at the date of acquisition based upon our understanding of the fair value of the acquired assets and assumed liabilities. We obtain this information during due diligence and through other sources. In the months after closing, as we obtain additional information about these assets and liabilities, including through tangible and intangible asset appraisals, we refine estimates of fair value and more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment to the purchase price allocation. We will make appropriate adjustments to the purchase price allocation prior to completion of the measurement period, as required.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
See Note 3, “Acquisitions” for further details.
Fair Value Measurements. Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are to be considered from the perspective of a market participant that holds the asset or owes the liability. The standards also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
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
We are exposed to certain risks related to our ongoing business operations, including market risks related to fluctuation in currency exchange. We use foreign exchange contracts to manage the risk of certain cross-currency business relationships to minimize the impact of currency exchange fluctuations on our earnings and cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. We have foreign exchange contracts not designated as hedging instruments that are measured at fair value using internal models based on observable market inputs such as forward rates and interest rates. Based on these inputs, the derivatives are classified within Level 2 of the valuation hierarchy.
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
Long-term debt rates currently available to us for debt with similar terms and remaining maturities are used to estimate the fair value for debt issues that are not quoted on an exchange. The estimated fair value of long-term debt is measured using Level 2 inputs.
As a result of the OpSec acquisition, we assumed a contingent liability related to a prior OpSec acquisition. The amount of the liability is measured at fair value using Level 3 inputs as the fair value is determined by estimating the net present value of the expected cash flows based on the probability of the achievement of the contingent revenue targets. See Note 3, “Acquisitions” for further details.
See Note 15, “Fair Value Measurements” for further details.
Cash and Cash Equivalents. Cash and cash equivalents include highly liquid investments with original maturities of three months or less that are readily convertible to cash and are not subject to significant risk from fluctuations in interest rates. As a result, the carrying amount of cash and cash equivalents approximates fair value. Prior to the Separation, the Business participated in Holdings’ centralized cash management and financing programs (see Note 2, “Related Parties” for additional information). The cash reflected on the Consolidated Balance Sheets represents cash on hand at certain foreign entities that did not participate in the centralized cash management program and are specifically identifiable to the Business.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Restricted Cash. Cash that is legally restricted as to its withdrawal or usage is classified as restricted cash. In 2024, restricted cash primarily related to guarantees on future obligations. Current restricted cash, included within “Other current assets” in our Consolidated Balance Sheets, was $0.8 million and 0.0 million as of December 31, 2024, and 2023, respectively. Non-current restricted cash, included within “Other assets” in our Consolidated Balance Sheets, was $6.8 million and 0.0 million as of December 31, 2024, and 2023, respectively.
Accounts Receivable, Net.  Accounts receivable are carried at net realizable value. The allowance for credit losses was $7.7 million and $11.8 million as of December 31, 2024, and 2023, respectively. The allowance for credit losses activity was not material to our financial results for the years ended December 31, 2024, and 2023. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers, the nature of our customers, their credit worthiness, their relatively small account balances within our customer base and their dispersion across different businesses. We periodically evaluate the financial strength of our customers and believe that our credit risk exposure is limited.
Inventories, net. Inventories consist of the following:

(in millions) December 31,	2024	2023
Finished goods	$19.2	$35.6
Finished parts and subassemblies	24.3	22.7
Work in process	14.3	6.4
Raw materials	87.0	92.4
Total inventories, net	$144.8	$157.1
Inventories, net include the costs of material, labor and overhead and are stated at the lower of cost or net realizable value. The cost for certain inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method and the first-in, first-out (“FIFO”) method is primarily used for all other inventories. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $12.2 million and $9.5 million as of December 31, 2024, and 2023, respectively. The liquidation of LIFO inventory did not have a significant impact on our financial results for the years ended December 31, 2024, and 2023. The reserve for excess and obsolete inventory was $31.5 million and $33.3 million as of December 31, 2024, and 2023, respectively. The reserve for excess and obsolete inventory activity was not material to our financial results for the years ended December 31, 2024, and 2023.
Valuation of Long-Lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the long-lived asset (or asset group), as well as specific appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups. If the future undiscounted cash flows are less than the carrying value, then the long-lived asset is considered impaired, and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. For the years ended December 31, 2024, 2023 and 2022, there were no impairment charges identified.
Property, Plant and Equipment, net. Property, plant and equipment, net consists of the following:

(in millions) December 31,	2024	2023
Land	$33.6	$34.8
Buildings and improvements	121.4	123.2
Machinery and equipment	444.8	406.1
Gross property, plant and equipment	599.8	564.1
Less: accumulated depreciation	327.5	302.9
Property, plant and equipment, net	$272.3	$261.2
Property, plant and equipment is stated at cost and depreciation is calculated by the straight-line method over the estimated useful lives of the respective assets, which range from 10 to 25 years for buildings and improvements and 3 to 10 years for machinery and equipment. Depreciation expense was $37.7 million, $39.6 million and $42.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
We determine the fair value of each reporting unit for our goodwill impairment testing. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of December 31, 2024, we had three reporting units. The fair value of each reporting unit is determined using a combination of the income approach, using discounted cash flows, and the market approach using comparable public company multiples. Assumptions are reviewed to ensure that the income approach and the market approach do not result in significantly different fair value calculations. Based on the results of our most recent annual impairment test in the fourth quarter of 2024, the reporting unit fair values were higher than their carrying values. No impairment charges have been required during 2024, 2023 and 2022.
Furthermore, to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in a fair value calculation significantly exceeding our carrying value for each of our reporting units, except for the recently acquired OpSec reporting unit which was less than 10%. OpSec’s goodwill represents 14% of the total goodwill of the Company. While we believe we have made reasonable estimates and assumptions to calculate the fair value of all our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may then be determined to be impaired and a charge would need to be taken against net earnings.
The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management judgment is necessary in applying them to the analysis of impairment. The estimated cost of capital used in the discounted cash flow analysis varies for each reporting unit and ranged between 10.5% and 12.0% (a weighted average of 10.6%), at our most recent annual goodwill impairment assessment.
Changes to goodwill are as follows:

(in millions)	Crane Payment Innovations	Security and Authentication Technologies	Total
Balance as of December 31, 2022	$622.4	$214.2	$836.6
Currency translation	4.3	0.3	4.6
Balance as of December 31, 2023	$626.7	$214.5	$841.2
Additions (see Note 3)	—	133.7	$133.7
Currency translation	(17.6)	(0.7)	(18.3)
Balance as of December 31, 2024	$609.1	$347.5	$956.6
Intangibles with indefinite useful lives, consist of trademarks and tradenames. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, the intangible asset is written down to its fair value. Fair value is calculated using the relief from royalty method.
We amortize the cost of definite-lived intangibles over their estimated useful lives. In addition to an annual assessment for impairment of indefinite-lived intangible assets, we review all our definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. No impairment charges have been required during 2024, 2023 and 2022.
As of December 31, 2024, we had $419.3 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives included within intellectual property rights. As of December 31, 2023, we had $308.9 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives included within intellectual property rights.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Changes to intangible assets are as follows:

(in millions) December 31,	2024	2023	2022
Balance at beginning of period, net of accumulated amortization	$308.9	$344.9	$388.5
Additions	161.8	—	—
Amortization expense	(47.0)	(35.9)	(36.0)
Currency translation and other	(4.4)	(0.1)	(7.6)
Balance at end of period, net of accumulated amortization	$419.3	$308.9	$344.9
A summary of intangible assets follows:

(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	December 31, 2024			December 31, 2023
		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	10.9	$65.5	$15.4	$50.1	$62.2	$15.0	$47.2
Customer relationships and backlog	18.9	610.5	293.9	316.6	504.4	269.5	234.9
Developed Technology	6.8	66.4	26.8	39.6	26.3	21.2	5.1
Other	12.0	71.8	58.8	13.0	73.5	51.8	21.7
Total	18.3	$814.2	$394.9	$419.3	$666.4	$357.5	$308.9
Future amortization expense associated with intangibles is expected to be:

Year	(in millions)
2025	$45.3
2026	$45.1
2027	$42.8
2028	$37.9
2029	$37.1
2030 and after	$165.6
Crane Net Investment. Prior to the Separation, the Consolidated and Combined Statements of Changes in Equity include net cash transfers between Holdings and the Business as well as related party receivables and payables between the Business and other Holdings affiliates.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Loss. The tables below provide the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on the Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Other Postretirement Items	Currency Translation Adjustment	Total (a)
Balance as of December 31, 2021	$(1.0)	$(71.3)	$(72.3)
Other comprehensive income (loss) before reclassifications	10.9	(69.2)	(58.3)
Amounts reclassified from accumulated other comprehensive loss	(0.9)	—	(0.9)
Net period other comprehensive income (loss)	10.0	(69.2)	(59.2)
Balance as of December 31, 2022	9.0	(140.5)	(131.5)
Other comprehensive (loss) income before reclassifications	(3.2)	18.1	14.9
Amounts reclassified from accumulated other comprehensive income (loss)	(2.0)	—	(2.0)
Net period other comprehensive (loss) income	(5.2)	18.1	12.9
Balance as of December 31, 2023	3.8	(122.4)	(118.6)
Other comprehensive loss before reclassifications	—	(50.9)	(50.9)
Amounts reclassified from accumulated other comprehensive income (loss)	(3.1)	—	(3.1)
Net period other comprehensive loss	(3.1)	(50.9)	(54.0)
Balance as of December 31, 2024	$0.7	$(173.3)	$(172.6)

(a)	Net of tax detriment of $1.3 million, $1.5 million and $2.1 million for December 31, 2024, 2023 and 2022, respectively.
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2024, 2023 and 2022. Amortization of pension and postretirement components have been recorded within “Miscellaneous income, net” on the Consolidated and Combined Statements of Operations.

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Loss
December 31,	2024	2023	2022
Amortization of pension items:
Prior service costs	$(0.8)	$(0.7)	$(0.7)
Net loss	0.3	—	0.6
Amortization of postretirement items:
Prior service costs	(0.9)	(1.1)	(1.1)
Net gain	(0.9)	(0.7)	—
Other	(1.4)	—	—
Total before tax	$(3.7)	$(2.5)	$(1.2)
Tax impact	(0.6)	(0.5)	(0.3)
Total reclassifications for the period	$(3.1)	$(2.0)	$(0.9)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which intends to improve reportable segment disclosure requirements. The new standard includes new requirements to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within the reported segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported segment's profit or loss to assess performance and allocate resources. The standard is effective for all public entities for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. The Company adopted the standard for the year ended December 31, 2024. See Note 4, “Segment Information” reflecting the Company’s adoption of this standard.
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which intends to improve the transparency of income tax disclosures. The new standard requires public entities to provide greater disaggregation in their rate reconciliation, including new requirements to present reconciling items on a gross basis within specified categories, to disclose both percentages and dollar amounts, and to disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meets a quantitative threshold. The guidance also includes new requirements to provide users of the financial statements with better information on future cash flow prospects. The standard is effective for all public entities for annual periods beginning after December 15, 2024, on a prospective basis, with a retrospective option, and early adoption permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the potential impact of this standard on its Consolidated and Combined Financial Statements and Disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses which intends to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The standard requires disclosure of these expenses on an interim and annual basis in the notes to the financial statements. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of this standard on its Consolidated and Combined Financial Statements and Disclosures.
The Company considered the applicability and impact of other Accounting Standards Updates issued by the Financial Accounting Standards Board (FASB) and determined them to be either not applicable or are not expected to have a material impact on the Company's Consolidated and Combined Statements of Operations, Consolidated Balance Sheets and Consolidated and Combined Cash Flows.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The allocated centralized costs for the Business were $13.5 million and $31.8 million for the years ended December 31, 2023, and 2022, respectively. These costs are included in “Selling, general and administrative” in the Consolidated and Combined Statements of Operations.
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
Separation Costs
In connection with the Separation, we have incurred expenses of $0.6 million and $20.9 million for the years ended December 31, 2024, and 2023, respectively, recorded in “Selling, general and administrative” in the Consolidated and Combined Statements of Operations. Expenses primarily consisted of professional service fees. There were no allocated expenses in connection with the Separation for the years ended December 31, 2022.
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
Accounts Receivable and Payable. Certain related party transactions between the Business and Holdings have been included within “Crane Net Investment” in the Consolidated and Combined Statement of Changes in Equity in the historical periods presented when the related party transactions were not settled in cash. We recorded related party interest expense related to the loan activity with Holdings and its affiliates of $2.5 million, $14.4 million for the years ended December 31, 2023, and 2022, respectively, which are included in the Business’ results as “Related party interest expense” in the Consolidated and Combined Statements of Operations. The total effect of the settlement of these related party transactions is reflected with “Net transfers to Crane” as a financing activity in the Consolidated and Combined Statements of Cash Flows.
Additionally, after the Separation, SpinCo and its subsidiaries were identified as related parties. As of December 31, 2024, and 2023, we have net outstanding receivables with SpinCo and its subsidiaries of $0.0 million and $0.3 million, respectively, related to the transition services agreement and outstanding receivables of $0.7 million and $4.5 million, respectively, related to indemnification under the tax matters agreement.
Note 3 – Acquisitions
OpSec Acquisition
On May 3, 2024, we acquired OpSec Security (“OpSec”), for a base purchase price of $270 million on a cash-free and debt-free basis, subject to customary purchase price adjustments. The amount paid, net of cash acquired, was $269.8 million. We utilized $210.0 million from our Revolving Facility (as defined in Note 14, “Financing”) and cash on hand to fund the acquisition. In September 2024, we received $1.4 million related to the final working capital adjustment, resulting in net cash paid of $268.4 million.

OpSec provides authentication solutions, brand and digital content protection serving various commercial brands, government agencies and financial institutions. In connection with the acquisition of OpSec, we renamed our “Crane Currency” reportable segment to “Security and Authentication Technologies,” which consists of the Crane Currency business and the acquired OpSec business.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Allocation of Consideration Transferred to Net Assets Acquired
The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from our acquisition of OpSec, pending the finalization of certain tangible assets and liabilities to be completed within the measurement period as required by ASC 805. Potential adjustments are not expected to be material in relation to the preliminary values presented below:

Net assets acquired (in millions)
Total current assets	$33.6
Property, plant and equipment	17.3
Other assets	6.9
Intangible assets	155.5
Goodwill	133.7
Total assets acquired	$347.0

Total current liabilities	$37.4
Other liabilities	41.2
Total assumed liabilities	$78.6
Net assets acquired	$268.4
The amount allocated to other assumed liabilities includes a contingent liability of $1.5 million related to a prior OpSec acquisition. The amount payable is contingent upon achievement of specific revenue targets and is capped at $2.2 million. The contingency conditions expire at the end of 2026, at which point if the contingency conditions have not been met, no payment will occur. The contingent liability is measured at fair value. See Note 15, “Fair Value Measurements” for further details.
The amount allocated to goodwill reflects expected sales synergies, manufacturing efficiency and research and development. Goodwill from this acquisition is not deductible for tax purposes.

Intangible Assets (dollars in millions)	Intangible Fair Value	Weighted Average Life
Intellectual property rights	$1.5	5.0
Customer relationships	115.5	19.3
Developed technology	36.5	5.7
Backlog	2.0	0.7
Total acquired intangible assets	$155.5
The intellectual property rights intangible asset category consists of trade names. The fair values of the trade names were determined by using an “income approach,” specifically the relief-from-royalty approach, which is a commonly accepted valuation approach. This approach assumes that in lieu of ownership, a company would be willing to pay a royalty to exploit the related benefits of this asset. Therefore, a portion of OpSec’s earnings, equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to the Company’s ownership. The trade names are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 5 years.
The fair values of the developed technology intangible assets were also determined by the relief-from-royalty approach. Similarly, this approach assumes that in lieu of ownership, a company would be willing to pay a royalty to exploit the related benefits of the technology. Therefore, a portion of OpSec’s earnings, equal to the after-tax royalty that would have been paid for the use of the technology, can be attributed to the Company’s ownership of the technology. The technology assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 3 to 6 years.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The fair values of the customer relationships and backlog intangible assets were determined by using an “income approach,” which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. The Company’s estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship is being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 16 to 20 years.
Supplemental Pro Forma Data
OpSec’s results of operations have been included in our financial statements for the period subsequent to the completion of the acquisition on May 3, 2024.
During the period since acquisition, OpSec contributed net sales of $86.0 million, resulting in operating loss of $10.2 million for the year ended December 31, 2024.
The following unaudited pro forma consolidated and combined information assumes that the acquisition was completed on January 1, 2023. The unaudited pro forma consolidated and combined information is provided for illustrative purposes only and is not indicative of our actual consolidated and combined results of operations or consolidated financial position.

(in millions) For the year ended December 31,	2024	2023
Net sales	$1,532.0	$1,507.7
Net income attributable to common shareholders	$199.7	$161.1
Acquisition-Related Costs
For the year ended December 31, 2024, we recorded $17.9 million of acquisition-related costs within “Selling, general and administrative” in our Consolidated and Combined Statements of Operations.
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
As of December 31, 2024, we had two reportable segments: Crane Payment Innovations and Security and Authentication Technologies. Assets of the reportable segments exclude general corporate assets, which principally consist of cash, deferred tax assets, certain property, plant and equipment, and certain other assets. Corporate consists of corporate office expenses including compensation and benefits for corporate employees, occupancy, depreciation, and other administrative costs.
A brief description of each of our segments as of December 31, 2024, is as follows:
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Security and Authentication Technologies
SAT provides advanced security solutions based on proprietary technology for securing physical products, including banknotes, consumer goods, and industrial products. SAT also provides brand protection, authentication solutions, and digital content protection across online marketplaces, social media platforms, and websites. These solutions serve various brands, as well as government agencies and financial institutions. Key research and development and manufacturing facilities are located in the United States, United Kingdom, Sweden and Malta.
The chief operating decision maker is our Chief Executive Officer (“CEO”). The CEO assesses the segments’ performance by using each segments’ net sales and operating profit. The CEO uses net sales and operating profit for each segment predominantly in the annual budget and forecasting process. The chief operating decision maker considers budget-to-actual variances on a monthly, quarterly and annual basis for net sales and operating profit when making decisions about the allocation of operating and capital resources to each segment. The CEO also uses segment net sales and operating profit for assessing the performance of each segment by comparing the results of each segment with one another and with prior year’s performance, and in determining the compensation of certain employees directly responsible for segment performance.
Financial information by reportable segment is set forth below:

(in millions) Year ended December 31, 2024	Crane Payment Innovations	Security and Authentication Technologies	Corporate	Total
Net Sales	$873.2	$613.6	$—	$1,486.8

Less:
Cost of operations	394.2	323.6	—
Selling and administrative expense	160.6	94.2	(70.5)
Engineering expense	43.8	27.2	—
Other segment items (a)	46.2	57.7	—
Operating profit (loss)	228.4	110.9	(70.5)	268.8
Interest income				1.6
Interest expense				(47.8)
Miscellaneous income, net				3.8
Income before income taxes				$226.4

Capital expenditures	$7.9	$37.5	$0.1	$45.5
Depreciation and amortization	$29.3	$55.1	$2.4	$86.8

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(in millions) Year ended December 31, 2023	Crane Payment Innovations	Security and Authentication Technologies	Corporate	Total
Net Sales	$886.4	$504.9	$—	$1,391.3

Less:
Cost of operations	373.3	297.6	—
Selling and administrative expense	152.9	72.1	72.3
Engineering expense	51.5	18.7	—
Other segment items (a)	65.9	0.2	—
Operating profit (loss)	242.8	116.3	(72.3)	286.8
Interest income				1.1
Interest expense				(48.1)
Related party interest expense				(2.5)
Miscellaneous income, net				2.5
Income before income taxes				$239.8

Capital expenditures	$7.6	$25.9	$1.6	35.1
Depreciation and amortization	$31.2	$44.2	$2.2	77.6

(in millions) Year ended December 31, 2022	Crane Payment Innovations	Security and Authentication Technologies	Corporate	Total
Net Sales	$874.3	$465.6	$—	$1,339.9

Less:
Cost of operations	369.6	238.2	—
Selling and administrative expense	156.3	67.5	33.1
Engineering expense	56.7	11.3	—
Other segment items (a)	74.6	31.3	—
Operating profit (loss)	217.1	117.3	(33.1)	301.3
Interest income				0.2
Interest expense				(41.9)
Related party interest expense				(14.4)
Miscellaneous income, net				3.1
Income before income taxes				$248.3

Capital expenditures	$5.0	$16.3	$—	21.3
Depreciation and amortization	$32.9	$45.3	$0.5	78.7

(a)	Includes other cost of operations such as manufacturing costs, amortization expenses, shipping and handling costs, and certain overhead expenses, as well as corporate allocations.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Net sales by geographic region:

(in millions) December 31,	2024	2023	2022
Net sales (a)
North America	$804.8	$787.1	$826.9
Western Europe	162.1	196.3	187.8
Rest of the World	519.9	407.9	325.2
Total net sales	$1,486.8	$1,391.3	$1,339.9

(a)	Net sales by geographic region are based on the destination of the sale.
Balance sheet items by reportable segment is set forth below:

(in millions) December 31,	2024	2023
Goodwill:
Crane Payment Innovations	$609.1	$626.7
Security and Authentication Technologies	347.5	214.5
Total goodwill	$956.6	$841.2

Assets:
Crane Payment Innovations	$1,187.1	$1,279.1
Security and Authentication Technologies	1,178.2	814.4
Corporate	21.2	35.9
Total assets	$2,386.5	$2,129.4
Long-lived assets by geographic region:

(in millions) December 31,	2024	2023
Long-lived assets (a)
North America	$187.3	$159.7
Western Europe	129.1	134.7
Rest of the World	16.3	14.6
Total long-lived assets	$332.7	$309.0

(a)	Long-lived assets, net by geographic region are based on the location of the business unit and consist of property, plant and equipment and operating lease assets.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Note 5 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

(in millions) December 31,	2024	2023	2022
Crane Payment Innovations
Products	$739.9	$758.7	$752.2
Services	133.3	127.7	122.1
Total Crane Payment Innovations	$873.2	$886.4	$874.3

Security and Authentication Technologies
Banknotes and Security Products	521.9	500.4	461.0
Authentication Products and Solutions	91.7	4.5	4.6
Total Security and Authentication Technologies	$613.6	$504.9	$465.6
Total Net Sales	$1,486.8	$1,391.3	$1,339.9
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of December 31, 2024, backlog was $394.1 million. We expect to recognize approximately 90% of our remaining performance obligations as revenue in 2025 and 10% in 2026.
Contract Assets and Contract Liabilities
Contract assets represent unbilled amounts that typically arise from contracts for customized products or contracts for products sold directly to the U.S. government, where revenue recognized using the cost-to-cost method exceeds the amount billed to the customer. Contract assets are assessed for impairment and recorded at their net realizable value. Contract liabilities represent advance payments from customers. Revenue related to contract liabilities is recognized when control is transferred to the customer. We report contract assets, which are included within “Other current assets” in our Consolidated Balance Sheets, and contract liabilities, which are included within “Accrued liabilities” and “Other liabilities” in our Consolidated Balance Sheets, on a contract-by-contract net basis at the end of each reporting period. Net contract assets and contract liabilities were as follows:

(in millions) December 31,	2024	2023
Contract assets	$37.8	$30.3
Contract liabilities	$71.4	$92.5
Long-term contract liabilities	$13.5	$—
During 2024 we recognized revenue of $80.0 million related to contract liabilities as of December 31, 2023.
The business had one individually significant customer within the Security and Authentication Technologies segment with net sales of $209.2 million, $213.1 million and $231.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 6 – Research and Development
Research and development costs are expensed when incurred and are included in “Selling, general and administrative” in our Consolidated and Combined Statements of Operations.

(in millions) December 31,	2024	2023	2022
Research and Development Costs	$39.5	$42.8	$33.9

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Note 7 – Pension and Postretirement Benefits
Pension Plan
A number of our non-U.S. subsidiaries sponsor defined benefit pension plans that provide ongoing benefits for approximately 6% of all non-U.S. employees as of December 31, 2024. The benefits are typically based upon years of service and compensation. Most of these plans are funded by company contributions to pension funds, which are held for the sole benefit of plan participants and beneficiaries. Additionally, in the United States, we sponsor a defined benefit pension plan that covers less than 1% of U.S. employees as of December 31, 2024. The benefits are based on years of service and compensation. Charges to expense are based upon costs computed by an independent actuary. The plan is funded on a pay-as-you-go basis.
Postretirement Plans
Postretirement health care benefits are provided for certain employees hired before July 1, 2013, who meet minimum age and service requirements.
A summary of the projected benefit obligations, fair value of plan assets and funded status for the plans is as follows:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$77.6	$67.7	$12.7	$16.3
Service cost	2.0	1.9	0.1	0.1
Interest cost	1.9	2.1	0.6	0.8
Plan participants’ contributions	0.4	0.4	—	—
Actuarial (gain) loss	(1.0)	7.4	(0.4)	(2.9)
Settlements	(2.3)	(3.7)	—	—
Benefits paid	(5.5)	(4.1)	(1.5)	(1.6)
Foreign currency exchange and other	(3.9)	6.0	—	—
Administrative expenses paid	(0.1)	(0.1)	—	—
Benefit obligation at end of year	$69.1	$77.6	$11.5	$12.7

Change in plan assets:
Fair value of plan assets at beginning of year	$83.5	$79.2	$—	$—
Actual return on plan assets	3.8	4.8	—	—
Employer contributions	1.6	1.8	1.5	1.6
Plan participants’ contributions	0.4	0.4	—	—
Settlements	(2.3)	(3.7)	—	—
Benefits paid	(5.5)	(4.1)	(1.5)	(1.6)
Foreign currency exchange and other	(4.2)	5.5	—	—
Administrative expenses paid	(0.8)	(0.4)	—	—
Fair value of plan assets at end of year	$76.5	$83.5	$—	$—
Funded status	$7.4	$5.9	$(11.5)	$(12.7)
In the U.S., 2024 actuarial gains in the projected benefit obligation were primarily the result of the loss of one of the participants who had the largest benefit and an increase in the discount rate. Other sources of gains or losses such as plan experience, updated census data and minor adjustments to actuarial assumptions generated combined losses of less than 1% of expected year end obligations. In the non-U.S. countries, 2024 actuarial gains in the projected benefit obligation were primarily the result of decreases in interest crediting rates and the mortality update for a United Kingdom entity, offset by the overall decrease in discount rates and increase in United Kingdom inflation. Other sources of gains or losses such as plan experience, updated census data, and minor adjustments to other actuarial assumptions generated combined losses well under 1% of expected year end obligations.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
Amounts recognized on our Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2024	2023	2024	2023
Other assets	$13.6	$13.0	$—	$—
Accrued liabilities	(0.4)	(0.1)	(1.3)	(1.3)
Accrued pension and postretirement benefits	(5.8)	(7.0)	(10.2)	(11.4)
Funded status	$7.4	$5.9	$(11.5)	$(12.7)
Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2024	2023	2024	2023
Net actuarial loss (gain)	$12.2	$14.0	$(7.4)	$(7.9)
Prior service credit	(5.3)	(6.6)	—	(0.9)
Total recognized in accumulated other comprehensive loss	$6.9	$7.4	$(7.4)	$(8.8)
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets are as follows:

	Pension Obligations/Assets
	U.S.		Non-U.S.		Total
(in millions) December 31,	2024	2023	2024	2023	2024	2023
Projected benefit obligation	$0.5	$0.4	$68.6	$77.2	$69.1	$77.6
Accumulated benefit obligation	$0.5	$0.4	$67.1	$75.9	$67.6	$76.3
Fair value of plan assets	$—	$—	$76.5	$83.5	$76.5	$83.5
Information for pension plans with benefit obligation in excess of plan assets is as follows:

(in millions) December 31,	2024	2023
Projected benefit obligation	$44.0	$47.2
Accumulated benefit obligation	$42.5	$45.9
Components of net periodic (benefit) cost are as follows:

	Pension Benefits			Postretirement Benefits
(in millions) For the year ended December 31,	2024	2023	2022	2024	2023	2022
Net Periodic (Benefit) Cost:
Service cost	$2.0	$1.9	$2.1	$0.1	$0.1	$0.1
Interest cost	1.9	2.1	0.9	0.6	0.8	0.6
Expected return on plan assets	(3.0)	(3.2)	(2.8)	—	—	—
Amortization of prior service cost	(0.8)	(0.7)	(0.7)	(0.9)	(1.1)	(1.1)
Amortization of net loss (gain)	0.3	—	0.6	(0.9)	(0.7)	—
Recognized curtailment gain	—	(0.1)	—	—	—	—
Settlement gain	—	(0.3)	—	—	—	—
Other	(1.4)	—	—	—	—	—
Net periodic cost (benefit)	$(1.0)	$(0.3)	$0.1	$(1.1)	$(0.9)	$(0.4)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Postretirement Benefits
For the year ended December 31,	2024	2023	2022	2024	2023	2022
U.S. Plans:
Discount rate	4.39%	4.02%	N/A	5.50%	5.00%	5.40%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Interest credit rate	4.39%	4.02%	N/A	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	2.52%	2.57%	3.17%	N/A	N/A	N/A
Rate of compensation increase	2.01%	2.03%	2.17%	N/A	N/A	N/A
Interest credit rate	0.97%	1.75%	1.81%	N/A	N/A	N/A
The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
For the year ended December 31,	2024	2023	2022	2024	2023	2022
U.S. Plans:
Discount rate	4.02%	5.43%	N/A	5.40%	5.40%	2.70%
Expected rate of return on plan assets	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Interest credit rate	4.02%	3.62%	N/A	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	2.57%	3.17%	1.02%	N/A	N/A	N/A
Expected rate of return on plan assets	4.19%	4.07%	2.98%	N/A	N/A	N/A
Rate of compensation increase	2.03%	2.17%	2.25%	N/A	N/A	N/A
Interest credit rate	1.86%	1.81%	0.33%	N/A	N/A	N/A
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
For the non-U.S. plans, the 4.19% expected rate of return on assets assumption for 2024 reflected a weighted average of the long-term asset allocation targets for our various non-U.S. plans. As of December 31, 2024, the actual weighted average asset allocation for the non-U.S. plans was 9% equity securities, 33% fixed income securities, 58% alternative assets/other and 0% cash and cash equivalents.
The assumed health care cost trend rates are as follows:

December 31,	2024	2023
Health care cost trend rate assumed for next year	7.00%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2035	2035
Assumed health care cost trend rates have a significant effect on the amounts reported for our health care plans.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Plan Assets
Our pension plan target allocations and weighted-average asset allocations by asset category are as follows, along with the actual allocation related to the Dedicated Plans:

	Target Allocation	Actual Allocation
Asset Category December 31,		2024	2023
Equity securities	5% - 75%	9%	15%
Fixed income securities	15% - 75%	33%	27%
Alternative assets/Other	0% - 75%	58%	57%
Cash and money market	0% - 10%	—%	1%
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
The fair value of our pension plan assets as of December 31, 2024, by asset category, are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Net Asset Value ("NAV") Practical Expedient (a)	Total Fair Value
Cash Equivalents and Money Markets	$0.2	$—	$—	$—	$0.2
Commingled and Mutual Funds
Non-U.S. Equity Funds	—	—	—	6.6	6.6
Collective Trust	—	—	19.5	18.2	37.7
Non-U.S. Fixed Income, Government and Corporate	—	—	—	25.1	25.1
Alternative Investments
Insurance / Annuity Contract(s)	—	6.9	—	—	6.9
Total Fair Value	$0.2	$6.9	$19.5	$49.9	76.5

(a)	Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
In 2024, the pension plan's asset classified as Level 3 constitutes an insurance contract valued annually on an actuarial basis.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The fair value of our pension plan assets as of December 31, 2023, by asset category, are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Net Asset Value ("NAV") Practical Expedient (a)	Total Fair Value
Cash Equivalents and Money Markets	$0.5	$—	$—	$—	$0.5
Commingled and Mutual Funds
Non-U.S. Equity Funds	—	—	—	12.3	12.3
Collective Trust	—	—	19.4	20.7	40.1
Non-U.S. Fixed Income, Government and Corporate	—	—	—	22.4	22.4
Alternative Investments
Insurance / Annuity Contract(s)	—	8.2	—	—	8.2
Total Fair Value	$0.5	$8.2	$19.4	$55.4	$83.5

(a)	Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
In 2023, the pension plan's asset classified as Level 3 constitutes an insurance contract valued annually on an actuarial basis.
Cash Flows
We expect, based on current actuarial calculations, to contribute cash of approximately $1.6 million to our defined benefit pension plans during 2025. Cash contributions in subsequent years will depend on several factors including the investment performance of plan assets for funded plans.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated future payments (in millions)	Pension Benefits	Postretirement Benefits
2025	$3.5	$1.3
2026	3.0	1.2
2027	3.2	1.1
2028	3.4	1.1
2029	3.4	1.1
2030 to 2034	18.8	4.5
Total payments	$35.3	$10.3
Supplemental Executive Retirement Plan
We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers who were formerly employees of Security and Authentication Technologies prior to the acquisition of Crane Currency in 2018. Benefit amounts are based upon years of service and compensation of the participating employees. We recorded no pre-tax settlement gain or loss in 2024. We recorded minimal pre-tax settlement gain and loss in 2023 and 2022, respectively. Accrued SERP benefits, which were recorded in Accrued liabilities and Accrued pension and postretirement benefits in the Consolidated Balance Sheets, were $1.3 million and $1.7 million as of December 31, 2024, and 2023, respectively. Employer contributions made to the SERP were $0.1 million, $0.7 million and $1.0 million in 2024, 2023 and 2022, respectively.
Defined Contribution Plans
We sponsor savings and investment plans that are available to our eligible employees including employees of our subsidiaries. We made contributions to the plans of $5.1 million, $4.5 million and $4.1 million in 2024, 2023 and 2022, respectively.
In addition to participant deferral contributions and company matching contributions on those deferrals, we provide a 3% non-matching contribution to eligible participants. We made non-matching contributions to these plans of $5.8 million, $5.5 million and $5.1 million in 2024, 2023 and 2022, respectively.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Note 8 – Stock-Based Compensation Plans
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
The modification of the performance-based restricted share units resulted in a liability recorded upon Separation. The amount of the liability was $1.6 million and $1.9 million as of December 31, 2024, and 2023, respectively.
At December 31, 2024, we had stock-based compensation awards outstanding under the following shareholder-approved plans: the 2013 Stock Incentive Plan (the "2013 Plan"), 2018 Stock Incentive Plan (the "2018 Plan") and 2018 Amended and Restated Stock Incentive Plan (the “2018 Amended & Restated Plan”), applicable to employees and non-employee directors.
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
Stock Options
Options are granted under the Stock Incentive Plan to officers and other key employees at an exercise price equal to the closing price on the date of grant. Unless otherwise determined by the Compensation Committee which administers the plan, options vest in four installments of 25% per year over four years beginning on the first anniversary of the grant date. All options granted to officers and employees after 2014 expire 10 years after the date of grant.
We determine the fair value of each grant using the Black-Scholes option pricing model. The weighted-average assumptions for grants during the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Dividend yield	1.10%	1.57%	2.05%
Volatility	36.00%	32.33%	33.96%
Risk-free interest rate	4.23%	3.67%	1.92%
Expected lives in years	7.7	7.7	7.2
For 2024, expected dividend yield was based on our dividend rate. For 2023 and 2022, expected dividend yield was based on Holdings’ dividend rate. For 2024, expected stock volatility was based on a weighted blend of our available stock price history and the median historical volatility of members of a volatility peer group. For 2023 and 2022, expected stock volatility was determined based upon Holdings’ historical volatility for the four-year period preceding the date of grant. For 2024, 2023 and 2022, the risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. For 2024, 2023 and 2022, the expected lives of the awards represented the period of time that options granted are expected to be outstanding.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Activity in Crane NXT’s stock option plans for the year ended December 31, 2024 were as follows:

Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in millions) (a)
Options outstanding as of January 1, 2024	511	$35.04
Granted	83	58.00
Exercised	(116)	27.78
Canceled	(14)	39.02
Options outstanding as of December 31, 2024	464	$40.82	6.86	$8.1
Options exercisable as of December 31, 2024	218	$31.83	5.13	$5.8
(a) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for in the money options at December 31, 2024.

Included in our stock-based compensation was expense recognized for our stock option awards of $1.4 million and $4.8 million for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2022, $1.9 million was allocated to the Company.
During 2024, the weighted-average fair value of options granted was $24.41, the total fair value of shares vested was $1.3 million, and the total intrinsic value of options exercised was $3.6 million.
The total cash received from these option exercises during 2024 and 2023 was $3.3 million and $5.0 million, respectively, and is reflected in the Consolidated and Combined Statement of Cash Flows as “Proceeds from stock options exercised” within financing activities. The total cash received from option exercises during 2022 was $1.6 million and is reflected in the Consolidated and Combined Statements of Cash Flows in “Net transfers to Crane” within financing activities. The tax benefit realized for the tax deductions from these option exercises was $0.4 million, $0.4 million and $0.3 million as of December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, there was $3.4 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.33 years.
Restricted Share Units and Performance-Based Restricted Share Units
Restricted share units vest in four installments of 25% per year over four years beginning on the first anniversary of the grant date and are subject to forfeiture restrictions which lapse over time. The vesting of performance-based restricted share units is determined based on relative total shareholder return for Crane NXT, Co. compared to the S&P Midcap 400 Capital Goods Group over a three-year period, with payout potential ranging from 0% to 200% but capped at 100% if our three-year total shareholder return is negative. The fair value of performance-based restricted share units is calculated using a Monte Carlo pricing model on the date of grant.
Included in our stock-based compensation was expense recognized for our restricted share unit and performance-based restricted share unit awards of $9.2 million and $5.5 million for the years ended December 31, 2024, and 2023, respectively. For the year ended December 31, 2022, $7.4 million was allocated to the Company. The tax benefit for the vesting of the restricted share units was $0.8 million, $0.5 million and $0.5 million as of December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024, there was $15.8 million of total future compensation cost related to restricted share unit and performance-based restricted share unit awards, to be recognized over a weighted-average period of 1.94 years.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Changes in our restricted share units for the year ended December 31, 2024 were as follows:

Restricted Share Unit Activity	Restricted Share Units (in 000’s)	Weighted Average Grant-Date Fair Value
Restricted share units as of January 1, 2024	412	$40.18
Restricted share units granted	187	57.72
Restricted share units vested	(156)	38.96
Restricted share units forfeited	(34)	46.58
Performance-based restricted share units granted	90	58.22
Performance-based restricted share units vested	(26)	36.11
Performance-based restricted share units forfeited	(12)	48.89
Restricted share units as of December 31, 2024	461	$51.07

Note 9 - Leases
Arrangements that explicitly or implicitly relate to property, plant and equipment are assessed at inception to determine if the arrangement is or contains a lease. Generally, we enter operating leases as the lessee and recognize right-of-use assets and lease liabilities based on the present value of future lease payments over the lease term.
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
We do not enter arrangements where restrictions or covenants are imposed by the lessor that, for example, relate to incurring additional financial obligations. Furthermore, we also have not entered any significant sublease arrangements.
We use our collateralized incremental borrowing rate based on the information available at commencement date to determine the present value of future payments and the appropriate lease classification. The rate implicit in the lease is generally unknown, as we generally operate in the capacity of the lessee.
Our Consolidated Balance Sheets include the following related to leases:

(in millions) December 31,	Classification	2024	2023
Assets
Operating right-of-use assets	Other assets	$60.4	$47.8
Liabilities
Current lease liabilities	Accrued liabilities	$10.6	$7.2
Long-term lease liabilities	Other liabilities	52.7	42.6
Total lease liabilities		$63.3	$49.8

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The components of lease cost were as follows:

(in millions) December 31,	2024	2023	2022
Operating lease cost	$15.4	$11.0	$10.9
Variable lease cost	2.4	1.8	2.3
Total lease cost	$17.8	$12.8	$13.2
The weighted average remaining lease terms and discount rates for our operating leases were as follows:

December 31,	2024	2023
Weighted-average remaining lease term (in years) - operating leases	13.5	16.3
Weighted-average discount rate - operating leases	5.6%	5.0%
Supplemental cash flow information related to our operating leases were as follows:

(in millions) December 31,	2024	2023	2022
Cash paid for amounts included in measurement of operating lease liabilities - operating cash flows	$9.8	$8.2	$9.2
Right-of-use assets obtained in exchange for new operating lease liabilities	$5.3	$16.5	$13.4
Future minimum operating lease payments are as follows:

(in millions)	December 31, 2024
2025	$13.6
2026	10.8
2027	8.2
2028	6.9
2029	6.2
Thereafter	49.4
Total future minimum operating lease payments	$95.1
Imputed interest	31.8
Present value of lease liabilities reported	$63.3

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Note 10 – Income Taxes
Provision for Income Taxes
Our income before taxes is as follows:

(in millions) For year ended December 31,	2024	2023	2022
U.S. operations	$78.2	$97.4	$163.9
Non-U.S. operations	148.2	142.4	84.4
Total	$226.4	$239.8	$248.3
Our provision (benefit) for income taxes consists of:

(in millions) For the year ended December 31,	2024	2023	2022
Current:
U.S. federal tax	$29.2	$31.3	$52.2
U.S. state and local tax	(0.1)	1.7	6.0
Non-U.S. tax	28.1	20.6	13.6
Total current	57.2	53.6	71.8
Deferred:
U.S. federal tax	(13.4)	(2.8)	(13.8)
U.S. state and local tax	1.3	(0.4)	(2.3)
Non-U.S. tax	(2.8)	1.1	(12.3)
Total deferred	(14.9)	(2.1)	(28.4)
Total provision for income taxes (a)	$42.3	$51.5	$43.4
(a) Included in the above amounts are excess tax benefits from share-based compensation of $1.2 million, $0.9 million and $0.8 million in 2024, 2023 and 2022, respectively, which were reflected as reductions in our provision for income taxes in 2024, 2023 and 2022.

A reconciliation of the statutory U.S. federal tax rate to our effective tax rate is as follows:

For the year ended December 31,	2024	2023	2022
Statutory U.S. federal tax rate	21.0%	21.0%	21.0%
Increase (reduction) from:
Income taxed at non-U.S. rates	(1.4)%	(2.0)%	(6.6)%
Non-U.S. income inclusion, net of tax credits	0.5%	2.0%	4.3%
State and local taxes, net of federal benefit	0.2%	1.0%	1.2%
Changes in reserves for uncertain tax positions	(2.7)%	(1.3)%	(1.1)%
U.S. deduction for foreign - derived intangible income	(1.0)%	(0.8)%	(1.0)%
Other	2.1%	1.6%	(0.3)%
Effective tax rate	18.7%	21.5%	17.5%
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon by over 140 member jurisdictions including the United States. Pillar 2 addresses the risks associated with profit shifting to entities in low tax jurisdictions. The impact of the adoption of Pillar 2 in 2024 was approximately $2.8 million.
As of December 31, 2024, we have made the following determinations regarding our non-U.S. earnings:

(in millions)	Permanently reinvested	Not permanently reinvested
Amount of earnings	$307.7	$110.4
Associated tax	N/A (a)	$0.6
(a) Determination of U.S. income taxes and non-U.S. withholding taxes due upon repatriation of this $307.7 million of earnings is not practicable because the amount of such taxes depends upon circumstances existing in numerous taxing jurisdictions at the time the remittance occurs.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Tax Related to Comprehensive Income
During 2024, 2023 and 2022, tax provisions of $0.5 million, $0.5 million and $2.8 million, respectively, related to changes in pension and post-retirement plan assets and benefit obligations, were recorded to accumulated other comprehensive loss.
Deferred Taxes and Valuation Allowances
The components of deferred tax assets and liabilities included in our Consolidated Balance Sheets are as follows:

(in millions) December 31,	2024	2023
Deferred tax assets:
Tax loss and credit carryforwards	$46.1	$48.4
Inventories	7.6	8.5
Capitalized Research and Development	16.1	9.0
Accruals and Reserves	9.5	8.3
Pension and Post Retirement Benefits	3.3	2.4
Other	5.8	5.3
Total	$88.4	$81.9
Less: valuation allowance	43.6	46.4
Total deferred tax assets, net of valuation allowance	$44.8	$35.5
Deferred tax liabilities:
Basis difference in intangible assets	$(131.1)	$(108.8)
Basis difference in fixed assets	(29.7)	(28.2)
Other	(0.8)	(0.3)
Total deferred tax liabilities	$(161.6)	$(137.3)
Net deferred tax liability	$(116.8)	$(101.8)
Balance sheet classification:
Long-term deferred tax assets	$2.2	$2.7
Long-term deferred tax liability	(119.0)	(104.5)
Net deferred tax liability	$(116.8)	$(101.8)
As of December 31, 2024, we had U.S. federal, U.S. state and non-U.S. tax loss and credit carryforwards that will expire, if unused, as follows:

(in millions) Year of expiration	U.S. Federal Tax Credits	U.S. Federal Tax Losses	U.S. State Tax Credits	U.S. State Tax Losses	Non-U.S. Tax Credits	Non- U.S. Tax Losses	Total
2025-2029	$—	$—	$1.1	$113.2	$—	$0.3
After 2029	9.9	0.8	0.6	415.8	—	0.3
Indefinite	—	—	0.2	4.5	—	17.6
Total tax carryforwards	$9.9	$0.8	$1.9	$533.5	$—	$18.2
Deferred tax asset on tax carryforwards	$9.9	$0.2	$1.5	$29.4	$0.8	$4.3	$46.1
Valuation allowance on tax carryforwards	(9.9)	(0.1)	(0.7)	(28.8)	—	(4.1)	(43.6)
Net deferred tax asset on tax carryforwards	$—	$0.1	$0.8	$0.6	$0.8	$0.2	$2.5
As of December 31, 2024, and 2023, we determined that it was more likely than not that $43.6 million and $46.4 million, respectively, of our deferred tax assets related to tax loss and credit carryforwards will not be realized.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of our gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(in millions)	2024	2023	2022
Balance of liability as of January 1,	$16.5	$7.6	$10.3
Increase (decrease) as a result of:
Tax positions taken during a prior year	(1.0)	(0.2)	—
Tax positions taken during the current year	0.4	0.5	0.4
Settlements with taxing authorities	—	(0.1)	—
Lapse of the statute of limitations	(7.8)	(5.2)	(3.1)
Other	—	13.9	—
Balance of liability as of December 31,	$8.1	$16.5	$7.6
As of December 31, 2024, 2023 and 2022, the amount of our unrecognized tax benefits that, if recognized, would affect our effective tax rate was $8.6 million, $18.4 million and $7.8 million, respectively. The difference between these amounts and those reflected in the table above relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes. As of December 31, 2024, and 2023, we had gross unrecognized benefits, including interest and penalties of $9.4 million, and $19.3 million, respectively, included in “Other liabilities” in our Consolidated Balance Sheets.
As of December 31, 2023, the Company has recorded a gross unrecognized tax benefit of $13.9 million due to the Separation from SpinCo which is included in the above table as “Other.” As of December 31, 2024, and 2023, the Company had an indemnification receivable of $3.1 million, and $7.1 million, respectively, from SpinCo per the terms of the Tax Matters Agreement described below.
The Tax Matters Agreement specifies the rights, responsibilities, and obligations after the Separation with respect to tax liabilities and benefits. The agreement specifies the portion, if any, of this tax liability for which we and SpinCo will bear responsibility, and we and SpinCo agreed to indemnify each other against any amounts for which they are not responsible.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax expense. During the years ended December 31, 2024, 2023 and 2022, we recognized interest and penalty income of $1.0 million, $0.1 million and $0.4 million, respectively, in our Consolidated and Combined Statements of Operations. As of December 31, 2024, and 2023, we had accrued $1.3 million and $2.8 million, respectively, of interest and penalties related to unrecognized tax benefits on our Consolidated Balance Sheets.
During the next twelve months, it is reasonably possible that our unrecognized tax benefits could change by $3.7 million due to settlements of income tax examinations, the expiration of statutes of limitations or other resolution of uncertainties. However, if the ultimate resolution of income tax examinations results in amounts that differ from this estimate, we will record additional income tax expense or benefit in the period in which such matters are effectively settled.
Income Tax Examinations
Our income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities. With few exceptions, the years open to examinations are as follows:

Jurisdiction	Year
U.S. federal	2021 - 2023
U.S. state and local	2018 - 2023
Non-U.S.	2017 - 2023
Currently, we and our subsidiaries are under examination in various jurisdictions.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Note 11 – Accrued Liabilities
Accrued liabilities consist of:

(in millions) December 31,	2024	2023
Employee related expenses	$53.4	$62.3
Contract liabilities	71.4	92.5
Current lease liabilities	10.6	7.2
Accrued interest	6.6	6.3
Warranty	6.2	5.6
Other	63.0	36.6
Total	$211.2	$210.5
We accrue warranty liabilities when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Warranty provision is included in "Cost of sales" in our Consolidated and Combined Statements of Operations.

Note 12 – Other Liabilities
A summary of the other liabilities is as follows:

(in millions) December 31,	2024	2023
Long-term lease liabilities	$52.7	$42.6
Long-term contract liabilities	13.5	—
Accrued taxes	9.4	19.3
Other	4.6	1.8
Total	$80.2	$63.7

Note 13 - Commitments and Contingencies
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of December 31, 2024, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our Consolidated and Combined Financial Statements for the potential impact of all such matters.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Note 14 – Financing
Our debt as of December 31, 2024, and 2023 consisted of the following:

(in millions) December 31,	2024	2023
Term Facility	$—	$4.6
Revolving Facility	210.0	—
Total short-term borrowings (a)	$210.0	$4.6

Term Facility	$—	$98.5
6.55% notes due November 2036	198.7	198.6
4.20% notes due March 2048	346.8	346.6
Other deferred financing costs associated with credit facilities	(4.9)	(3.4)
Total long-term debt (a)	$540.6	$640.3
(a ) Debt discounts and debt issuance costs totaled $9.4 million and $10.1 million as of December 31, 2024, and 2023, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above, where applicable.

Credit Facilities - We are party to a senior secured credit agreement (the “Credit Agreement”) entered into on March 17, 2023, which provides for a $500 million, five-year revolving credit facility (the “Revolving Facility”), funding under which became available in connection with the Separation. On December 9, 2024, we entered into an amendment to the Credit Agreement which increased the Revolving Facility by $200 million to an aggregate $700 million and provided a delayed draw term loan of 300 million British pounds to be used as part of the funding for the De La Rue Authentication Solutions acquisition. The delayed draw term loan is subject to customary closing conditions including the closing of the De La Rue Authentication Solutions acquisition.
On March 17, 2023, we also entered into a $350 million, 3-year term loan facility (the “Term Facility”), funding under which became available in connection with the Separation. On December 9, 2024, proceeds from the Revolving Facility were used to repay the outstanding Term Facility.
During the year ended December 31, 2024, we drew down $448.5 million and repaid $238.5 million on the Revolving Facility, for total net proceeds of $210 million primarily to fund the OpSec acquisition.
The Revolving Facility allows us to borrow, repay and re-borrow funds from time to time prior to the maturity of the Revolving Facility without any penalty or premium, subject to customary borrowing conditions for facilities of this type and the reimbursement of breakage costs. Borrowings under the Term Facility were prepayable without premium or penalty, subject to customary reimbursement of breakage costs. Interest on loans advanced under the Credit Agreement accrues, at our option, at a rate per annum equal to (1) adjusted term Secured Overnight Financing Rate (SOFR) plus a credit spread adjustment of 0.10% for the applicable interest period plus a margin ranging from 1.50% to 2.25% or (2) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin as determined by the lower of corporate family credit ratings issued by Moody’s and S&P (the “Ratings”) and our total net leverage ratio. We are required to pay a fee on undrawn commitments under the Revolving Facility at a rate per annum that ranges from 0.20% to 0.35%, based on the lower of the Ratings and our total net leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates, investments, hedging arrangements and amendments to our organizational documents or to certain subordinated debt agreements. As of the last day of each fiscal quarter, our total net leverage ratio cannot exceed 3.50 to 1.00 (provided that, at our election, such maximum ratio may be increased to 4.00 to 1.00 for specified periods following our consummation of certain material acquisitions) and our minimum interest coverage ratio must be at least 3.00 to 1.00. The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
6.55% notes due November 2036 - In November 2006, we issued 30-year notes having an aggregate principal amount of $200 million. The notes are secured, senior obligations of us that mature on November 15, 2036, and bear interest at 6.55% per annum, payable semi-annually on May 15 and November 15 of each year. The notes have no sinking fund requirement, but may be redeemed, in whole or in part, at our option. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of the Company, and if consequently, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in long-term debt and are amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 6.67%. The notes were issued under an indenture dated as of April 1, 1991. The indentures contain certain restrictions, including a limitation that restricts our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness, enter certain sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries.
4.20% notes due March 2048 - On February 5, 2018, we completed a public offering of $350 million aggregate principal amount of 4.20% Senior Notes due 2048 (the "2048 Notes"). The 2048 Notes bear interest at a rate of 4.20% per annum and mature on March 15, 2048. Interest on the 2048 Notes is payable on March 15 and September 15 of each year, commencing on September 15, 2018. These notes do not contain any material debt covenants or cross default provisions. If there is a change in control of the Company, and if consequently, the notes are rated below investment grade by both Moody’s Investors Service and Standard & Poor’s, then holders of the notes may require us to repurchase them, in whole or in part, for 101% of the principal amount plus accrued and unpaid interest. Debt issuance costs are deferred and included in long-term debt and are amortized as a component of interest expense over the term of the notes. Including debt issuance cost amortization, these notes have an effective annualized interest rate of 4.29%. The notes were issued under an indenture dated as of February 5, 2018. The indentures contain certain restrictions, including a limitation that restricts our ability and the ability of certain of our subsidiaries to create or incur secured indebtedness, enter certain sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries.
Other – As of December 31, 2024, we had open standby letters of credit on our behalf of $38.8 million issued pursuant to a $176.1 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines. As of December 31, 2023, we had open standby letters of credit on our behalf of $69.7 million issued pursuant to a $190.7 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines.
As of December 31, 2024, our total debt to total capitalization ratio was 41.3%, computed as follows:

(in millions)
Short-term borrowings	$210.0
Long-term debt	540.6
Total debt	$750.6
Equity	$1,064.9
Capitalization	$1,815.5
Total indebtedness to capitalization	41.3%

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Note 15 – Fair Value Measurements
The following tables provide information regarding the Company’s assets and liabilities measured at fair value as of December 31, 2024, and December 31, 2023.

December 31, 2024 (in millions)	Location on Consolidated Balance Sheets	Active Markets for Identical Assets and Liabilities Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Assets
Foreign exchange contract not designated as hedging instrument[1]	Accounts Receivable	$—	$0.1	$—	$0.1
Liabilities
Foreign exchange contract not designated as hedging instrument[1]	Accrued Liabilities	$—	$3.1	$—	$3.1
Long-term debt	Long-term debt	$—	$430.1	$—	$430.1
Performance-based restricted share units	Other Liabilities	$1.6	$—	$—	$1.6
Contingent Liability	Other Liabilities	$—	$—	$1.5	$1.5
1 Notional value of $65.0 million

December 31, 2023 (in millions)	Location on Consolidated Balance Sheets	Active Markets for Identical Assets and Liabilities Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Liabilities
Long-term debt	Long-term debt	$—	$469.5	$—	$469.5
Performance-based restricted share units	Other Liabilities	$1.9	$—	$—	$1.9
Note 16 – Restructuring
Overview
2024 Restructuring - In the first and fourth quarters of 2024, in response to challenging industry conditions, we initiated workforce reductions in CPI, incurring $10.1 million of cumulative severance charges, net through December 31, 2024. We do not expect to incur significant additional costs to complete these actions. We expect to substantially complete the restructuring program in 2025.
2022 Restructuring - In the fourth quarter of 2022, in response to economic uncertainty, we initiated workforce reductions in CPI, incurring $0.5 million and $6.2 million of severance charges and other costs for the years ended December 31, 2023, and 2022, respectively. We do not expect to incur additional costs to complete these actions. The program was substantially completed in 2024.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Restructuring Charges
We recorded restructuring charges which are reflected in the Consolidated and Combined Statements of Operations, as follows:

(in millions) For the year ended December 31,	2024	2023	2022
Crane Payment Innovations	$10.1	$0.5	$6.2
Total restructuring charges	$10.1	$0.5	$6.2
The following table summarizes our restructuring charges by program, cost type and segment for the years ended December 31, 2024, 2023 and 2022:

For the years ended December 31,	2024			2023			2022
(in millions)	Severance	Other	Total	Severance	Other	Total	Severance	Other	Total
Crane Payment Innovations	$10.1	$—	$10.1	$—	$—	$—	$—	$—	$—
2024 Restructuring	10.1	—	10.1	—	—	—	—	—	—

Crane Payment Innovations	$—	$—	$—	$0.1	$0.4	$0.5	$5.7	$0.5	$6.2
2022 Restructuring	—	—	—	0.1	0.4	0.5	5.7	0.5	6.2

Total	$10.1	$—	$10.1	$0.1	$0.4	$0.5	$5.7	$0.5	$6.2

The following table summarizes the cumulative restructuring charges incurred through December 31, 2024.

	Cumulative Restructuring Charges
(in millions)	Severance	Other	Total
Crane Payment Innovations	$10.1	$—	$10.1
2024 Restructuring	$10.1	$—	$10.1

Crane Payment Innovations	$5.8	$0.9	$6.7
2022 Restructuring	$5.8	$0.9	$6.7
Restructuring Liability
The following table summarizes the accrual balances related to these restructuring charges by program:

(in millions)	2024 Restructuring	2022 Restructuring	Total
Severance:
Balance as of December 31, 2022 (a)	$—	$6.0	$6.0
Expense (b)	—	0.5	0.5
Utilization	—	(5.9)	(5.9)
Balance as of December 31, 2023 (a)	$—	$0.6	$0.6
Expense (b)	10.1	—	10.1
Utilization	(2.9)	(0.4)	(3.3)
Balance as of December 31, 2024 (a)	$7.2	$0.2	$7.4

(a)	Included within Accrued Liabilities in the Consolidated Balance Sheets.
(b)	Included within “Restructuring charges” in the Consolidated and Combined Statements of Operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
OpSec Acquisition. The Company completed the acquisition of OpSec Security (“OpSec”) on May 3, 2024. The Company has not yet fully incorporated OpSec’s internal controls and procedures into the Company’s internal control over financial reporting and will be completed within the time provided by the applicable rules and regulations of the SEC for a recently acquired business. As such, management excluded OpSec from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. OpSec constituted approximately 3% of the Company’s total assets, excluding the preliminary value of goodwill and purchased intangible assets, and approximately 6% of the Company’s total net sales as of and for the year ended December 31, 2024.
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
Change in Internal Controls over Financial Reporting. During the fourth quarter ended December 31, 2024, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Design and Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2024. Our independent registered public accounting firm also attested to, and reported on, our management’s assessment of the effectiveness of internal control over financial reporting. Our management’s report and our independent registered public accounting firm’s attestation report are set forth in Item 8 of this Annual Report on Form 10-K under the captions entitled “Management’s Responsibility for Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Crane NXT, Co.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Crane NXT, Co. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated and combined financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 20, 2025, expressed an unqualified opinion on those consolidated and combined financial statements.

As described in the accompanying “Management’s Responsibility for Financial Reporting,” management excluded from its assessment the internal control over financial reporting at OpSec Security, which was acquired on May 3, 2024, and whose financial statements constitute approximately 3% of the Company’s total assets, excluding the preliminary value of goodwill and purchased intangible assets and approximately 6% of the Company’s total net sales as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at OpSec Security.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Responsibility for Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 20, 2025

Item 9B. Other Information
During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the definitive proxy statement with respect to the 2025 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about April 8, 2025 except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I. The Company’s Corporate Governance Guidelines, the charters of its Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.cranenxt.com/governance. Amendments to our Code of Ethics and any grant of a waiver from a provision of our Code of Ethics requiring disclosure under applicable Commission rules will be disclosed on our website at www.cranenxt.com/governance. The information on our website is not part of this report.
The information required by this item regarding our insider trading policy and procedures is incorporated by reference to the definitive proxy statement for the 2025 Annual Meeting of Stockholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about April 8, 2025. A copy of our Insider Trading Policy is filed with this Report as Exhibit 19.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to the definitive proxy statement with respect to the 2025 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about April 8, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except the information required by Section 201(d) of Regulation S-K which is set forth below, the information required by Item 12 is incorporated by reference to the definitive proxy statement with respect to the 2025 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about April 8, 2025.

As of December 31, 2024:	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
	(a)		(b)	(c)
Equity compensation plans approved by security holders:
2018 Stock Incentive Plan (and predecessor plans)	672,489	a	$29.82	—
2018 Amended and Restated Stock Incentive Plan	1,196,672	a	$46.23	9,624,872
Equity compensation plans not approved by security holders	—		$—	—
Total	1,869,161		$36.90	9,624,872
a Includes 383,796 restricted share units (“RSUs”), 161,004 deferred stock units (“DSUs”) and 360,342 performance-based restricted share units (“PRSUs”), assuming the maximum potential payout percentage. Actual numbers of shares may vary, depending on actual performance. If the PRSUs included in this total vest at the target performance level as opposed to the maximum level, the aggregate awards outstanding would be 1,688,990. Column (b) does not take RSUs, PRSUs or DSUs into account because they do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the definitive proxy statement with respect to the 2025 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about April 8, 2025.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to the definitive proxy statement with respect to the 2025 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about April 8, 2025.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Consolidated and Combined Financial Statements:

Page Number
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	Page 37
Consolidated and Combined Statements of Operations	Page 39
Consolidated and Combined Statements of Comprehensive Income	Page 40
Consolidated Balance Sheets	Page 41
Consolidated and Combined Statements of Cash Flows	Page 42
Consolidated and Combined Statements of Changes in Equity	Page 43
Notes to Consolidated and Combined Financial Statements	Page 44

(b) Financial Statement Schedules:
Financial statement schedules are omitted because they are not applicable, not required, not material or because the required information is included in the Consolidated and Combined Financial Statements of the Company or the Notes thereto.

(c) Exhibits:

Exhibit No.	Description
Exhibit 4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act.
Exhibit 10.1	First Amendment, dated as of February 29, 2024, by and among Crane NXT, Co., a Delaware corporation, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Exhibit 19	Policy on Trading in Company Securities
Exhibit 21	Subsidiaries of the Registrant.
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b).
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b).
Exhibit 97	Policy Relating to Recovery of Erroneously Awarded Compensation.
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

Exhibits to Form 10-K — Documents incorporated by reference:

(2)	Plan of acquisition, reorganization, liquidation, or succession:
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
(3)(a)
Amended and Restated Certificate of Incorporation of Crane NXT, Co., dated as of May 16, 2022 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 3, 2023).

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

(4)(b)(1)
Indenture, dated as of February 5, 2018, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 5, 2018).

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

10(b)

Second Amendment, dated as of December 9, 2024, by and among Crane NXT, Co., a Delaware corporation, as borrower, CA-MC Acquisition UK Limited, a private limited company incorporated under the laws of England and Wales with registered number 03878137, the other loan parties party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2024).

10(c)
Collateral Agreement, dated as of March 31, 2023, by and among NXT, Co., the subsidiary guarantors thereto and JPMorgan Chase, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 3, 2023).

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

10(g)
Intellectual Property Matters Agreement, dated as of April 3, 2023, by and between Crane NXT, Co. and Crane Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 3, 2023).

(iii)	Management Contracts or Compensatory Plans, Contracts or Arrangements
(a)	The Crane Co. 2013 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 11, 2013).

(b)	The Crane Co. 2018 Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed on March 15, 2018).
(c)	The Crane Co. Amended & Restated 2018 Stock Incentive Plan (incorporated by reference Appendix A to the Company’s Proxy Statement filed on March 12, 2021).
(d)	2007 Non-Employee Director Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on March 9, 2007).
(e)	The Crane Co. 2009 Non-Employee Director Compensation Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement filed on March 6, 2009).
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
(m)
Employment Contract, dated April 30, 2024, between Crane Payment Innovations, Limited and Sam Keayes (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2024).

(n)	Crane NXT, Co. Benefit Equalization Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2023).
(o)	Crane NXT, Co. Annual Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed May 10, 2023).

Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE NXT, CO. (Registrant)

By /s/ AARON SAAK
Aaron Saak President and Chief Executive Officer Date 2/20/2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Officers

/s/ AARON SAAK	/s/ CHRISTINA CRISTIANO	/s/ BIANCA SHARDELOW
Aaron Saak President, Chief Executive Officer and Director (Principal Executive Officer)	Christina Cristiano Senior Vice President Chief Financial Officer (Principal Financial Officer)	Bianca Shardelow Vice President, Controller Chief Accounting Officer (Principal Accounting Officer)
Date 2/20/2025	Date 2/20/2025	Date 2/20/2025
Directors

/s/ JOHN S. STROUP	/s/ MICHAEL DINKINS	/s/ WILLIAM K. GROGAN
John S. Stroup	Michael Dinkins	William K. Grogan
Date 2/20/2025	Date 2/20/2025	Date 2/20/2025

/s/ SANDRA JOYCE	/s/ CRISTEN KOGL	/s/ ELLEN MCCLAIN
Sandra Joyce	Cristen Kogl	Ellen McClain
Date 2/20/2025	Date 2/20/2025	Date 2/20/2025

/s/ DAVID D. PETRATIS	/s/ JAMES L.L. TULLIS
David D. Petratis	James L.L. Tullis
Date 2/20/2025	Date 2/20/2025