Form 10-Q
period 2025-03-31
Crane NXT, Co.
filed 2025-05-07
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of April 30, 2025
Common stock, $1.00 Par Value – 57,365,810 shares

Crane NXT, Co.
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions, except per share data)	2025	2024
Net sales	$330.3	$313.6
Operating costs and expenses:
Cost of sales	190.1	161.2
Selling, general and administrative	102.9	94.3
Restructuring charges	—	2.7
Operating profit	37.3	55.4
Other income (expense):
Interest income	0.2	0.6
Interest expense	(11.5)	(9.9)
Miscellaneous income, net	2.1	0.6
Total other expense, net	(9.2)	(8.7)
Income before income taxes	28.1	46.7
Provision for income taxes	6.4	8.9
Net income attributable to common shareholders	$21.7	$37.8

Earnings per share:
Basic	$0.38	$0.66
Diluted	$0.38	$0.66

Average shares outstanding:
Basic	57.3	57.0
Diluted	57.9	57.7

Dividends per share	$0.17	$0.16

See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Net income attributable to common shareholders	$21.7	$37.8
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	31.1	(26.7)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	(0.2)	(0.4)
Other comprehensive income (loss), net of tax	30.9	(27.1)
Comprehensive income attributable to common shareholders	$52.6	$10.7
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$173.8	$165.8
Accounts receivable, net of allowance for credit losses of $7.9 as of March 31, 2025 and $7.7 as of December 31, 2024	274.0	265.9
U.S. and foreign taxes on income	7.9	8.6
Inventories, net:
Finished goods	31.5	19.2
Finished parts and subassemblies	25.1	24.3
Work in process	14.3	14.3
Raw materials	87.4	87.0
Inventories, net	158.3	144.8
Other current assets	62.9	57.4
Total current assets	676.9	642.5
Property, plant and equipment:
Cost	620.2	599.8
Less: accumulated depreciation	344.2	327.5
Property, plant and equipment, net	276.0	272.3
Long-term deferred tax assets	0.7	2.2
Intangible assets, net	412.3	419.3
Goodwill	964.5	956.6
Other assets	98.3	93.6
Total assets	$2,428.7	$2,386.5
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	March 31, 2025	December 31, 2024
Liabilities and equity
Current liabilities:
Short-term borrowings	$263.5	$210.0
Accounts payable	87.3	116.6
Accrued liabilities	197.8	211.2
U.S. and foreign taxes on income	15.0	24.6
Total current liabilities	563.6	562.4
Long-term debt	541.1	540.6
Accrued pension and postretirement benefits	19.2	19.4
Long-term deferred tax liability	118.2	119.0
Other liabilities	80.0	80.2
Total liabilities	1,322.1	1,321.6
Commitments and contingencies (Note 12)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized	72.4	72.4
Capital surplus	1,710.9	1,719.9
Retained earnings	280.4	268.4
Accumulated other comprehensive loss	(141.7)	(172.6)
Treasury stock	(815.4)	(823.2)
Total equity	1,106.6	1,064.9
Total liabilities and equity	$2,428.7	$2,386.5

Share data:
Common shares issued	72,441,647	72,441,647
Less: Common shares held in treasury	15,084,188	15,244,500
Common shares outstanding	57,357,459	57,197,147
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Operating activities:
Net income attributable to common shareholders	$21.7	$37.8
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	21.6	18.5
Stock-based compensation expense	2.9	2.3
Deferred income taxes	(0.5)	0.2
Cash used for operating working capital	(61.4)	(50.8)
Other	(3.4)	1.5
Total (used for) provided by operating activities	(19.1)	9.5
Investing activities:
Capital expenditures	(13.1)	(12.5)
Settlement of forward contracts	(0.5)	—
Total used for investing activities	(13.6)	(12.5)
Financing activities:
Dividends paid	(9.7)	(9.1)
Proceeds from stock options exercised	0.6	1.6
Payment of tax withholding on equity awards vested	(5.6)	(6.2)
Debt issuance costs	(0.8)	—
Proceeds from revolving credit facility	106.0	30.0
Repayment of revolving credit facility	(52.5)	(5.0)
Repayment of term loan	—	(0.7)
Total provided by financing activities	38.0	10.6
Effect of exchange rates on cash, cash equivalents and restricted cash	6.7	(7.9)
Increase (decrease) in cash, cash equivalents and restricted cash	12.0	(0.3)
Cash, cash equivalents and restricted cash at beginning of period[1]	173.4	227.2
Cash, cash equivalents and restricted cash at end of period[2]	$185.4	$226.9

1. Includes both current and non-current balances of restricted cash. Current restricted cash, included within “Other current assets” in our Unaudited Condensed Consolidated Balance Sheets, was $0.8 million and $0.0 million as of December 31, 2024, and 2023, respectively. Non-current restricted cash, included within “Other assets” in our Unaudited Condensed Consolidated Balance Sheets, was $6.8 million and $0.0 million as of December 31, 2024, and 2023, respectively.

2 Includes both current and non-current balances of restricted cash. Current restricted cash, included within “Other current assets” in our Unaudited Condensed Consolidated Balance Sheets, was $0.9 million and $0.1 million as of March 31, 2025, and 2024, respectively. Non-current restricted cash, included within “Other assets” in our Unaudited Condensed Consolidated Balance Sheets, was $10.7 million and $6.2 million as of March 31, 2025, and 2024, respectively.
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2025	2024
Detail of cash used for operating working capital:
Accounts receivable	$1.5	$28.2
Inventories	(9.8)	(11.7)
Other current assets	(5.0)	(14.5)
Accounts payable	(27.3)	(16.3)
Accrued liabilities	(11.5)	(36.8)
U.S. and foreign taxes on income	(9.3)	0.3
Total	$(61.4)	$(50.8)

Supplemental disclosure of cash flow information:
Interest paid	$10.7	$9.2
Income taxes paid	$15.9	$8.7
Unpaid capital expenditures	$1.4	$2.0
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of December 31, 2024	$72.4	$1,719.9	$268.4	$(172.6)	$(823.2)	$1,064.9
Net income attributable to common shareholders	—	—	21.7	—	—	21.7
Cash dividends ($0.17 per share)	—	—	(9.7)	—	—	(9.7)
Exercise of stock options of 21,879 shares	—	—	—	—	0.6	0.6
Impact from settlement of share-based awards, net of shares acquired	—	(11.7)	—	—	7.2	(4.5)
Stock-based compensation expense	—	2.7	—	—	—	2.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.2)	—	(0.2)
Currency translation adjustment	—	—	—	31.1	—	31.1
Balance as of March 31, 2025	$72.4	$1,710.9	$280.4	$(141.7)	$(815.4)	$1,106.6

(in millions)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of December 31, 2023	$72.4	$1,728.1	$120.9	$(118.6)	$(838.8)	$964.0
Net income attributable to common shareholders	—	—	37.8	—	—	37.8
Cash dividends ($0.16 per share)	—	—	(9.1)	—	—	(9.1)
Exercise of stock options of 57,564 shares	—	—	—	—	1.6	1.6
Impact from settlement of share-based awards, net of shares acquired	—	(14.7)	—	—	9.5	(5.2)
Stock-based compensation expense	—	2.1	—	—	—	2.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.4)	—	(0.4)
Currency translation adjustment	—	—	—	(26.7)	—	(26.7)
Balance as of March 31, 2024	$72.4	$1,715.5	$149.6	$(145.7)	$(827.7)	$964.1

See Notes to Unaudited Condensed Consolidated Financial Statements.

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
Separation
On April 3, 2023, Holdings was separated (the “Separation”) into two independent, publicly-traded companies, Crane NXT, Co. and Crane Company (“SpinCo”), through a pro-rata distribution (the “Distribution”) of all the issued and outstanding common stock of SpinCo to the stockholders of Holdings. As part of the Separation, we entered into definitive agreements with SpinCo, including a Tax Matters Agreement, which set forth the terms and conditions of the Separation and provided a framework for our relationship with SpinCo following the Separation. See Note 9, “Income Taxes” for more details on the Tax Matters Agreement.
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Crane NXT Consolidated and Combined Financial Statements and Notes to Consolidated and Combined Financial Statements for the year ended December 31, 2024, previously filed on Form 10-K on February 20, 2025.
Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide, and percentages may not precisely reflect the absolute figures.
Recent Accounting Pronouncements
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which intends to improve the transparency of income tax disclosures. The new standard requires public entities to provide greater disaggregation in their rate reconciliation, including new requirements to present reconciling items on a gross basis within specified categories, to disclose both percentages and dollar amounts, and to disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meets a quantitative threshold. The guidance also includes new requirements to provide users of the financial statements with better information on future cash flow prospects. The standard is effective for all public entities for annual periods beginning after December 15, 2024, on a prospective basis, with a retrospective option, and early adoption permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the potential impact of this standard on its Financial Statements and Disclosures. We do not expect the new standard to have a material impact on our disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses which intends to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The standard requires disclosure of these expenses on an interim and annual basis in the notes to the financial statements. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of this standard on its Financial Statements and Disclosures.
The Company considered the applicability and impact of other Accounting Standards Updates issued by the Financial Accounting Standards Board (FASB) and determined them to be either not applicable or are not expected to have a material impact on the Company's Unaudited Condensed Consolidated Statements of Operations, Balance Sheets and Cash Flows.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 2 - Related Parties
After the Separation, SpinCo and its subsidiaries became related parties. As of March 31, 2025 and December 31, 2024, we had outstanding receivables from SpinCo and its subsidiaries of $3.2 million and $0.7 million, respectively, related to indemnification under the Tax Matters Agreement.

Note 3 - Acquisitions
OpSec Acquisition
On May 3, 2024, we acquired OpSec Security (“OpSec”) for a base purchase price of $270 million on a cash-free and debt-free basis, subject to customary purchase price adjustments. The amount paid, net of cash acquired and working capital adjustments, was $268.4 million. We utilized $210.0 million from our Revolving Facility (as defined in Note 13, “Financing”) and cash on hand to fund the acquisition.

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

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
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
The following unaudited pro forma Condensed Consolidated information assumes that the acquisition was completed on January 1, 2023. The unaudited pro forma Condensed Consolidated information is provided for illustrative purposes only and is not indicative of our actual Condensed Consolidated results of operations or Condensed Consolidated financial position.

Three Months Ended
March 31,
(in millions)	2024
Net sales	$347.4
Net income attributable to common shareholders	$41.0

Note 4 - Segment Results

As of March 31, 2025, we had two reportable segments: Crane Payment Innovations and Security and Authentication Technologies. Assets of the reportable segments exclude general corporate assets which principally consist of cash and tax-related balances. Corporate consists of corporate office expenses including compensation and benefits for corporate employees, occupancy, professional services and other administrative costs.
A brief description of each of our segments as of March 31, 2025 is as follows:
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

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Financial information by reportable segment is set forth below:

(in millions) Three months ended March 31, 2025	Crane Payment Innovations	Security and Authentication Technologies	Total
Net Sales	$202.9	$127.4	$330.3

Less:
Cost of operations	92.3	59.1
Selling and administrative expense	39.8	29.5
Engineering expense	9.6	9.2
Other segment items (a)	11.5	27.2
Segment operating profit	$49.7	$2.4	$52.1
Corporate costs			(14.8)
Operating profit			37.3
Interest income			0.2
Interest expense			(11.5)
Miscellaneous income, net			2.1
Income before income taxes			$28.1

(in millions) Three months ended March 31, 2024	Crane Payment Innovations	Security and Authentication Technologies	Total
Net Sales	$209.0	$104.6	$313.6

Less:
Cost of operations	94.4	57.2
Selling and administrative expense	39.9	22.6
Engineering expense	11.6	5.4
Other segment items (a)	10.4	(0.8)
Segment operating profit	$52.7	$20.2	$72.9
Corporate costs			(17.5)
Operating profit			55.4
Interest income			0.6
Interest expense			(9.9)
Miscellaneous income, net			0.6
Income before income taxes			$46.7

(a)	Includes other cost of operations such as manufacturing costs, amortization expenses, shipping and handling costs, and certain overhead expenses, as well as corporate allocations.

	Three months ended March 31,
(in millions)	2025	2024
Capital expenditures:
Crane Payment Innovations	$0.8	$1.2
Security and Authentication Technologies	6.5	6.1
Corporate	—	0.1
Total	$7.3	$7.4

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS

	Three months ended March 31,
(in millions)	2025	2024
Depreciation and amortization:
Crane Payment Innovations	$7.1	$7.4
Security and Authentication Technologies	13.9	10.4
Corporate	0.6	0.7
Total	$21.6	$18.5

(in millions)	March 31, 2025	December 31, 2024
Assets:
Crane Payment Innovations	$1,170.8	$1,187.1
Security and Authentication Technologies	1,228.5	1,178.2
Corporate	29.4	21.2
Total	$2,428.7	$2,386.5

(in millions)	March 31, 2025	December 31, 2024
Goodwill:
Crane Payment Innovations	$616.4	$609.1
Security and Authentication Technologies	348.1	347.5
Total	$964.5	$956.6

Note 5 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended
	March 31,
(in millions)	2025	2024
Crane Payment Innovations
Products	$169.9	$176.4
Services	33.0	32.6
Total Crane Payment Innovations	$202.9	$209.0

Security and Authentication Technologies
Banknotes and Security Products	$93.4	$103.4
Authentication Products and Solutions	34.0	1.2
Total Security and Authentication Technologies	$127.4	$104.6
Net sales	$330.3	$313.6

Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled. As of March 31, 2025, our performance obligations were $547.8 million. We expect to recognize approximately 76% of our remaining performance obligations as revenue in 2025, and 24% in 2026.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Contract Assets and Contract Liabilities
Contract assets represent unbilled amounts that typically arise from contracts for customized products or contracts for products sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, where revenue recognized using the cost-to-cost method exceeds the amount billed to the customer. Contract assets are assessed for impairment and recorded at their net realizable value. Contract liabilities represent advance payments from customers. Revenue related to contract liabilities is recognized when control is transferred to the customer. We report contract assets, which are included within “Other current assets” in our Unaudited Condensed Consolidated Balance Sheets, and contract liabilities, which are included within “Accrued liabilities” and “Other liabilities” on our Unaudited Condensed Consolidated Balance Sheets, on a contract-by-contract net basis at the end of each reporting period. Net contract assets and contract liabilities consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
Contract assets	$41.6	$37.8
Current contract liabilities	$87.4	$71.4
Long-term contract liabilities	$13.2	$13.5
We recognized revenue of $24.5 million during the three months ended March 31, 2025, related to contract liabilities as of December 31, 2024.

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

	Three Months Ended
	March 31,
(in millions, except per share data)	2025	2024
Net income attributable to common shareholders	$21.7	$37.8

Average basic shares outstanding	57.3	57.0
Effect of dilutive share-based awards	0.6	0.7
Average diluted shares outstanding	57.9	57.7

Earnings per basic share	$0.38	$0.66
Earnings per diluted share	$0.38	$0.66
Stock options, restricted share units, deferred stock units and performance-based restricted share units that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive were 0.3 million and 0.3 million for the three months ended March 31, 2025, and 2024, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 7 - Changes in Accumulated Other Comprehensive Loss
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on our Unaudited Condensed Consolidated Balance Sheets.

(in millions)	Pension and Postretirement Benefits (a)	Currency Translation Adjustment	Total
Balance as of December 31, 2024	$0.7	$(173.3)	$(172.6)
Other comprehensive gain before reclassifications	—	31.1	31.1
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	(0.2)
Net period other comprehensive (loss) income	(0.2)	31.1	30.9
Balance as of March 31, 2025	$0.5	$(142.2)	$(141.7)

(a) Net of tax detriment of $1.2 million and $1.3 million as of March 31, 2025 and December 31, 2024, respectively.
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three months periods ended March 31, 2025, and 2024. Amortization of pension and postretirement components has been recorded within “Miscellaneous income, net” on our Unaudited Condensed Consolidated Statements of Operations.

	Three Months Ended March 31,
(in millions)	2025	2024
Amortization of pension components:
Prior service costs	$(0.2)	$(0.2)
Net loss	—	0.1
Amortization of postretirement components:
Prior service costs	—	(0.2)
Net gain	(0.1)	(0.2)
Total before tax	$(0.3)	$(0.5)
Tax impact	(0.1)	(0.1)
Total reclassifications for the period	$(0.2)	$(0.4)

Note 8 - Pension and Postretirement Benefits
For all plans, the components of net periodic (benefit) expense for the three months ended March 31, 2025, and 2024 are as follows:

	Pension		Postretirement
(in millions)	2025	2024	2025	2024
Service cost	$0.5	$0.5	$—	$—
Interest cost	0.4	0.5	0.1	0.1
Expected return on plan assets	(0.6)	(0.8)	—	—
Amortization of prior service cost	(0.2)	(0.2)	—	(0.2)
Amortization of net loss (gain)	—	0.1	(0.1)	(0.2)
Net periodic expense (benefit)	$0.1	$0.1	$—	$(0.3)
The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income, net” in our Unaudited Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Unaudited Condensed Consolidated Statements of Operations.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2025	$1.6	$1.3
Amounts contributed during the three months ended March 31, 2025	$0.2	$0.9

Note 9 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.
Our effective tax rates are as follows:

	Three Months Ended March 31,
	2025	2024
Effective Tax Rate	22.7%	19.0%
Our effective tax rate for the three months ended March 31, 2025 is higher than the prior year’s comparable period primarily due to the mix of non-U.S. earnings.
Our effective tax rate for the three months ended March 31, 2025 is higher than the statutory U.S. federal tax rate of 21% primarily due to the mix of non-U.S. earnings.
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon by over 140 member jurisdictions including the United States. Pillar 2 addresses the risks associated with profit shifting to entities in low tax jurisdictions. We adopted Pillar 2 in 2024 and the anticipated impact of Pillar 2 on our business for the fiscal year ending December 31, 2025 is approximately $2.6 million.
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
As of March 31, 2025 and December 31, 2024, we had gross unrecognized tax benefits of $9.4 million included in “Other liabilities” in our Unaudited Condensed Consolidated Balance Sheets.

Note 10 - Goodwill and Intangible Assets
Changes to goodwill are as follows:

(in millions)	Crane Payment Innovations	Security and Authentication Technologies	Total
Balance as of December 31, 2024	$609.1	$347.5	$956.6
Currency translation	7.3	0.6	7.9
Balance as of March 31, 2025	$616.4	$348.1	$964.5
As of March 31, 2025, we had $412.3 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives. As of December 31, 2024, we had $419.3 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives.

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Changes to intangible assets are as follows:

(in millions)	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Balance at beginning of period, net of accumulated amortization	$419.3	$308.9
Additions	1.4	161.8
Amortization expense	(11.3)	(47.0)
Currency translation	2.9	(4.4)
Balance at end of period, net of accumulated amortization	$412.3	$419.3
A summary of intangible assets are as follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)	March 31, 2025			December 31, 2024
(in millions)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	11.0	$65.7	$16.0	$49.7	$65.5	$15.4	$50.1
Customer relationships and backlog	18.9	616.7	305.4	311.3	610.5	293.9	316.6
Developed Technology	6.8	68.4	29.4	39.0	66.4	26.8	39.6
Other	12.1	73.1	60.8	12.3	71.8	58.8	13.0
Total	18.3	$823.9	$411.6	$412.3	$814.2	$394.9	$419.3
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2025	$34.7
2026	46.0
2027	43.6
2028	38.3
2029	37.4
2030 and after	166.8

Note 11 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	March 31, 2025	December 31, 2024
Contract liabilities	$87.4	$71.4
Employee related expenses	32.2	53.4
Current lease liabilities	11.1	10.6
Accrued interest	6.1	6.6
Warranty	6.3	6.2
Other	54.7	63.0
Total	$197.8	$211.2

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 12 - Commitments and Contingencies
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of March 31, 2025, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters.
Note 13 - Financing
Our debt consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
Revolving Facility	$263.5	$210.0
Total short-term borrowings (a)	$263.5	$210.0

6.55% notes due November 2036	$198.7	$198.7
4.20% notes due March 2048	346.8	346.8
Other deferred financing costs associated with credit facilities	(4.4)	(4.9)
Total long-term debt (a)	$541.1	$540.6

(a) Debt discounts and debt issuance costs totaled $8.9 million and $9.4 million as of March 31, 2025, and December 31, 2024, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above, where applicable.

Credit Facilities - We are party to a senior secured credit agreement (the “Credit Agreement”) entered into on March 17, 2023, which provides for a $500 million, five-year revolving credit facility (the “Revolving Facility”). On December 9, 2024, we entered into an amendment to the Credit Agreement which increased the Revolving Facility by $200 million to an aggregate $700 million and provided a delayed draw term loan (the “Delayed Draw”) of £300 million to be used as part of the funding for the De La Rue Authentication Solutions acquisition. The delayed draw term loan is subject to customary closing conditions including the closing of the De La Rue Authentication Solutions acquisition.
On March 17, 2023, we also entered into a $350 million, 3-year term loan facility (the “Term Facility”). On December 9, 2024, proceeds from the Revolving Facility were used to repay the outstanding Term Facility.
In the three months ended March 31, 2025, we drew down $106.0 million, and repaid $52.5 million on our Revolving Facility.
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

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 14 - Fair Value Measurements
The following tables provide information regarding the Company’s assets and liabilities measured at fair value as of March 31, 2025, and December 31, 2024.

March 31, 2025 (in millions)	Location on Consolidated Balance Sheets	Active Markets for Identical Assets and Liabilities Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Assets
Foreign exchange contract not designated as hedging instrument[1]	Accounts Receivable	$—	$0.3	$—	$0.3
Liabilities
Foreign exchange contract not designated as hedging instrument[1]	Accrued Liabilities	$—	$0.4	$—	$0.4
Long-term debt	Long-term debt	$—	$422.3	$—	$422.3
Performance-based restricted share units	Other Liabilities	$0.7	$—	$—	$0.7
Contingent Liability	Other Liabilities	$—	$—	$1.5	$1.5
1 Notional value of $38.9 million

December 31, 2024 (in millions)	Location on Consolidated Balance Sheets	Active Markets for Identical Assets and Liabilities Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Assets
Foreign exchange contract not designated as hedging instrument[1]	Accounts Receivable	$—	$0.1	$—	$0.1
Liabilities
Foreign exchange contract not designated as hedging instrument[1]	Accrued Liabilities	$—	$3.1	$—	$3.1
Long-term debt	Long-term debt	$—	$430.1	$—	$430.1
Performance-based restricted share units	Other Liabilities	$1.6	$—	$—	$1.6
Contingent Liability	Other Liabilities	$—	$—	$1.5	$1.5
1 Notional value of $65.0 million

NOTES TO THE UNAUDITED CONSOLIDATED AND COMBINED CONDENSED FINANCIAL STATEMENTS
Note 15 - Restructuring
2024 Restructuring - In the first and fourth quarters of 2024, in response to challenging industry conditions, we initiated workforce reductions in CPI, incurring $10.1 million of cumulative severance charges, net through March 31, 2025. We expect to substantially complete the restructuring program in 2025 and do not expect to incur significant additional costs.
2022 Restructuring - In the fourth quarter of 2022, in response to economic uncertainty, we initiated workforce reductions in CPI, incurring $6.7 million of cumulative Restructuring charges through March 31, 2025, of which $5.8 million related to severance and $0.9 million related to other costs. This restructuring program has been completed.
The following table summarizes the accrual balances related to these restructuring charges by program:

(in millions)	2024 Restructuring	2022 Restructuring	Total
Severance:
Balance as of December 31, 2024 (a)	$7.2	$0.2	$7.4
Utilization	(3.2)	(0.2)	(3.4)
Balance as of March 31, 2025 (a)	$4.0	$—	$4.0

(a)	Included within “Accrued Liabilities” in the Unaudited Condensed Consolidated Balance Sheets.
Note 16 - Subsequent Events
On May 1, 2025, we acquired De La Rue plc’s authentication business, De La Rue Authentication Solutions (“DLR”) for a base purchase price of £300 million on a cash-free and debt-free basis, subject to customary adjustments reflecting DLR’s net working capital, cash, the assumption of certain debt-like items, and DLR's transaction expenses. We utilized our Delayed Draw to fund the acquisition.
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
We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution investors that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. Such factors also include, among others: the impact of tariffs and other trade measures; changes in global economic conditions (including inflationary pressures) and geopolitical risks, including macroeconomic fluctuations; demand for its products, which is variable and subject to factors beyond its control; risks associated with conducting a substantial portion of its business outside the U.S.; information systems and technology networks failures, breaches in data security, theft of personally identifiable and other information, and non-compliance with its contractual or other legal obligations regarding such information; being unable to identify or complete acquisitions, or to successfully integrate the businesses the Company acquires; fluctuation in the prices of, or disruption in its ability to source, components and raw materials, and delays in the distribution of its products; loss of personnel or being able to hire and retain additional personnel needed to sustain and grow its business as planned; being unable to successfully develop and introduce new products, which would limit its ability to grow and maintain its competitive position; governmental regulations and failure to comply with those regulations; the ability to protect its intellectual property; risks from litigation, claims and investigations, including those related to product liability and warranties, and employee, commercial, intellectual property and environmental matters; risks related to its ability to improve productivity, reduce costs and align manufacturing capacity with customer demand; significant competition in the Company's markets; additional tax expenses or exposures; adverse impacts from intangible asset impairment charges; inadequate or ineffective internal controls; and risks related to the Separation, including not obtaining the intended tax treatment of the Separation transaction, failure of Crane Company to perform under the various transaction agreements and actual or potential conflicts of interest with Crane Company; and other risks noted in reports that we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and subsequent reports and other documents filed with the Securities and Exchange Commission. We do not undertake any obligation to update or revise any forward-looking statements to reflect any future events or circumstances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Transactions
Credit Facilities
We are party to a senior secured credit agreement (the “Credit Agreement”) entered into on March 17, 2023, which provides for a $500 million, five-year revolving credit facility (the “Revolving Facility”), funding under which became available in connection with the Separation. On December 9, 2024, we entered into an amendment to the Credit Agreement which increased the Revolving Facility by $200 million to an aggregate $700 million and provided a delayed draw term loan (the “Delayed Draw”) of £300 million to be used as part of the funding for the De La Rue Authentication Solutions acquisition discussed below.
On March 17, 2023, we entered into a $350 million, 3-year term loan facility (the “Term Facility”), funding under which became available in connection with the Separation. On December 9, 2024, proceeds from the Revolving Facility were used to repay the outstanding Term Facility.
In the three months ended March 31, 2025, we drew down $106.0 million and repaid $52.5 million on our Revolving Facility to fund working capital requirements.
Acquisition
On May 1, 2025, we acquired De La Rue plc’s authentication business, De La Rue Authentication Solutions (“DLR”) for a base purchase price of £300 million on a cash-free and debt-free basis, subject to customary adjustments reflecting DLR’s net working capital, cash, the assumption of certain debt-like items, and DLR's transaction expenses. We utilized our Delayed Draw to fund the acquisition.
De La Rue Authentication Solutions is a leading global provider of digital and physical security and authentication technologies to governments and brands. De La Rue Authentication Solutions will be combined with OpSec within the Security and Authentication Technologies segment upon close.
General Economic Outlook
The U.S. recently announced significant changes to trade policies and tariffs. As of May 7, 2025, we expect to be able to largely offset the impact of tariffs on operating profit with pricing and productivity initiatives. The extent and duration of tariffs, including retaliatory tariffs, continue to evolve and the related market volatility and exchange rate fluctuations make it challenging to forecast the impact on our operations and results. The broader economic implications resulting from the market volatility may decrease customer demand and negatively impact revenue and profitability. See Item 1A, “Risk Factors” for more details.
Basis of Presentation
See Note 1, “Organization and Basis of Presentation” for more details on financial statement presentation basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Three Month Periods Ended March 31,
The following information should be read in conjunction with our Unaudited Condensed Consolidated financial statements and related notes. All comparisons below refer to the first quarter 2025 versus the first quarter 2024, unless otherwise specified.

	Three Months Ended March 31,		Favorable/(Unfavorable) Change
(in millions)	2025	2024	$	%
Net sales	$330.3	$313.6	$16.7	5.3%

Cost of sales	$190.1	$161.2	$(28.9)	(17.9)%
as a percentage of sales	57.6%	51.4%
Selling, general and administrative	$102.9	$94.3	$(8.6)	(9.1)%
as a percentage of sales	31.2%	30.1%
Restructuring charges	—	2.7	2.7	NM
Operating profit	$37.3	$55.4	$(18.1)	(32.7)%
Operating margin	11.3%	17.7%

Other income (expense):
Interest income	0.2	0.6	(0.4)	(66.7)%
Interest expense	(11.5)	(9.9)	(1.6)	(16.2)%
Miscellaneous income, net	2.1	0.6	1.5	250.0%
Total other expense, net	(9.2)	(8.7)	(0.5)	(5.7)%
Income before income taxes	28.1	46.7	(18.6)	(39.8)%
Provision for income taxes	6.4	8.9	2.5	28.1%
Net income attributable to common shareholders	$21.7	$37.8	$(16.1)	(42.6)%
Sales increased by $16.7 million, or 5.3%, to $330.3 million in 2025. The change in sales included:
•sales benefit from the OpSec acquisition of $33.4 million, or 10.6%,
•core sales decline of $12.9 million, or 4.1%, driven primarily by the Currency business, and
•unfavorable foreign currency translation of $3.8 million, or 1.2%.
Cost of sales increased by $28.9 million, or 17.9%, to $190.1 million in 2025. The increase was driven primarily by the impact of the OpSec acquisition of $24.0 million, or 14.9%, under absorption of manufacturing overhead in the Currency business, and unfavorable mix, partially offset by the impact of lower volumes and productivity gains.
Selling, general and administrative expenses increased by $8.6 million, or 9.1%, to $102.9 million in 2025. The increase was driven primarily by the impact of the OpSec acquisition of $13.2 million, or 14.0%, partially offset by the impact of cost saving actions in CPI.
Operating profit decreased by $18.1 million, or 32.7%, to $37.3 million in 2025. The decrease was primarily driven by the SAT segment due to the impact of lower volumes, and the dilutive impact of the OpSec Security acquisition. Unfavorable mix was largely offset by productivity gains across both segments.
Our effective tax rate for the three months ended March 31, 2025 was higher than the prior year’s comparable period primarily due to the mix of non-U.S. earnings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Month Periods Ended March 31,
Crane Payment Innovations (“CPI”)

	Three Months Ended March 31,		Favorable/(Unfavorable) Change
(in millions)	2025	2024	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$169.9	$176.4	$(6.5)	(3.7)%
Services	33.0	32.6	0.4	1.2%
Total net sales	$202.9	$209.0	$(6.1)	(2.9)%
Cost of sales	$103.8	$104.8	$1.0	1.0%
as a percentage of sales	51.2%	50.1%
Selling, general and administrative	$49.4	$48.8	$(0.6)	(1.2)%
as a percentage of sales	24.3%	23.3%
Restructuring charges	$—	$2.7	$2.7	NM
Operating profit	$49.7	$52.7	$(3.0)	(5.7)%
Operating margin	24.5%	25.2%
Sales decreased by $6.1 million, or 2.9%, to $202.9 million in 2025, driven by lower core sales.
•Sales of Payment Acceptance and Dispensing Products decreased by $6.5 million, or 3.7%, to $169.9 million in 2025. The decrease was driven by core sales decline of $5.1 million, or 2.9%, as favorable pricing was more than offset by lower gaming volumes. Included in the sales decrease was unfavorable foreign currency translation of $1.4 million, or 0.8%, primarily reflecting the weakening of the Japanese yen against the U.S. dollar.
•Service revenue increased by $0.4 million, or 1.2%, to $33.0 million in 2025, primarily driven by favorable pricing.
Cost of sales decreased by $1.0 million, or 1.0%, to $103.8 million in 2025, as unfavorable mix was more than offset by the impact of lower sales volumes.
Selling, general and administrative expense increased by $0.6 million, or 1.2%, to $49.4 million in 2025, as the impact of cost saving actions was more than offset by increased administrative costs.
Operating profit decreased by $3.0 million, or 5.7%, to $49.7 million in 2025. The decrease primarily reflected unfavorable mix of $6.6 million, or 12.5%, partially offset by productivity gains of $3.7 million, or 7.0%. The impact of lower volumes were largely offset by cost saving actions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Security and Authentication Technologies (“SAT”)

	Three Months Ended March 31,		Favorable/(Unfavorable) Change
(in millions)	2025	2024	$	%
Net sales by product line:
Banknotes and Security Products	$93.4	$103.4	$(10.0)	(9.7)%
Authentication Products and Solutions	34.0	1.2	32.8	NM
Total net sales	$127.4	$104.6	$22.8	21.8%
Cost of sales	$86.3	$56.4	$(29.9)	(53.0)%
as a percentage of sales	67.7%	53.9%
Selling, general and administrative	$38.7	$28.0	$(10.7)	(38.2)%
as a percentage of sales	30.4%	26.8%
Operating profit	$2.4	$20.2	$(17.8)	(88.1)%
Operating margin	1.9%	19.4%
Sales increased by $22.8 million, or 21.8%, to $127.4 million in 2025, primarily driven by the sales benefit from the OpSec acquisition of $33.4 million, or 31.9%, partially offset by core sales decline of $8.2 million, or 7.8%, and unfavorable foreign exchange of $2.4 million or 2.3%.
•Banknote and security product sales decreased by $10.0 million, or 9.7%, to $93.4 million in 2025. The decrease was driven by core sales decline of $7.6 million, or 7.4%, as higher sales in international markets were more than offset by anticipated lower U.S. government sales related to the planned shutdown of certain papermaking equipment in preparation for the new U.S. banknote series. Included in the sales decrease was unfavorable foreign currency translation of $2.4 million, or 2.3%, primarily reflecting the weakening of the Swedish krona and euro against the U.S. dollar.
•Authentication products and solutions sales increased to $34.0 million in 2025, primarily driven by the sales benefit from the OpSec acquisition.
Cost of sales increased by $29.9 million, or 53.0%, to $86.3 million in 2025, primarily due to the impact of the OpSec acquisition of $24.0 million, or 42.6%, and under absorption of manufacturing overhead related to the planned equipment shutdown.
Selling, general and administrative expense increased by $10.7 million, or 38.2%, to $38.7 million in 2025, primarily due to the impact of the OpSec acquisition of $13.2 million, or 47.1%.
Operating profit decreased by $17.8 million, or 88.1%, to $2.4 million in 2025, reflecting the impact of lower volumes of $8.1 million, or 40.1%, under absorption of manufacturing overhead net of favorable pricing of $6.3 million, or 31.2%, the dilutive impact of the OpSec acquisition of $4.1 million, or 20.3%, and unfavorable mix of $2.1 million, or 10.4%, partially offset by productivity gains of $3.1 million, or 15.3%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash (used for) provided by:
Operating activities	$(19.1)	$9.5
Investing activities	(13.6)	(12.5)
Financing activities	38.0	10.6
Effect of exchange rates on cash, cash equivalents and restricted cash	6.7	(7.9)
Increase (decrease) in cash, cash equivalents and restricted cash	$12.0	$(0.3)

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
In the three months ended March 31, 2025, we drew down $106.0 million and repaid $52.5 million on our Revolving Facility to fund working capital requirements.
Operating Activities
Cash used for operating activities was $19.1 million in the first three months of 2025, compared with cash provided by operating activities of $9.5 million during the same period last year. The increase in cash used for operating activities was primarily driven by lower net income and higher working capital requirements.
Investing Activities
Cash used for investing activities primarily consists of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems.
Cash used for investing activities was $13.6 million in the first three months of 2025, compared with $12.5 million in the comparable period last year. The increase in cash used for investing activities was primarily driven by higher cash used for capital expenditures to support the U.S. Currency redesign program and other capital projects.
Financing Activities
Cash provided by (used for) financing activities consists primarily of dividend payments to shareholders, repayments of indebtedness, and proceeds from our credit facilities.
Cash provided by financing activities was $38.0 million during the first three months of 2025, compared with $10.6 million in the comparable period last year. The increase in cash provided by financing activities was primarily driven by higher net proceeds from the Revolving Facility to fund working capital requirements.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 to our Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the information called for by this item since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2025, there have been no changes in Crane NXT’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 12, “Commitments and Contingencies,” of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
Item 1A. Risk Factors
The information presented below supplements the risk factors previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Except as set forth below, there have been no material changes in our risk factors from those disclosed in such Annual Report on Form 10-K.
The imposition of tariffs and other trade measures by the U.S. and other countries may have a material adverse effect on our business, financial condition and results of operations.
The implementation of significant changes to U.S. trade policies and tariffs, as well as retaliatory trade measures taken by other countries, have introduced uncertainty to our business and made it challenging to forecast the impact on our revenue and profitability. The extent and duration of increased tariffs, including retaliatory tariffs, and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors. While we expect to be able to largely offset the impact on operating profit with pricing and productivity initiatives, the broader economic implications resulting from market volatility may decrease customer demand and negatively impact revenue and profitability. U.S. and foreign policy changes and uncertainty about such changes have resulted in increased market volatility and currency exchange rate fluctuations, and may have a material adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Share Repurchases
We did not make any open-market share repurchases of our common stock during the quarter ended March 31, 2025. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 10.1
Separation Agreement between Crane NXT, Co. and Jennifer Kartono, dated February 11, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2025).

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

CRANE NXT, CO.
REGISTRANT

Date
May 7, 2025	By	/s/ Aaron Saak
Aaron Saak
President and Chief Executive Officer

Date	By	/s/ Christina Cristiano
May 7, 2025		Christina Cristiano
Senior Vice President and Chief Financial Officer