Form 10-Q
period 2025-06-30
Crane NXT, Co.
filed 2025-08-06
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of July 31, 2025
Common stock, $1.00 Par Value – 57,418,206 shares

Crane NXT, Co.
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2025	2024	2025	2024
Net sales	$404.4	$370.6	$734.7	$684.2
Operating costs and expenses:
Cost of sales	235.6	209.7	425.7	370.9
Selling, general and administrative	113.6	93.3	216.5	187.6
Restructuring charges	7.3	—	7.3	2.7
Operating profit	47.9	67.6	85.2	123.0
Other income (expense):
Interest income	0.2	0.4	0.4	1.0
Interest expense	(16.4)	(12.4)	(27.9)	(22.3)
Miscellaneous income (expense), net	1.1	(0.2)	3.2	0.4
Total other expense, net	(15.1)	(12.2)	(24.3)	(20.9)
Income before income taxes	32.8	55.4	60.9	102.1
Provision for income taxes	7.8	13.8	14.2	22.7
Net income before allocation to noncontrolling interest	25.0	41.6	46.7	79.4
Less: Noncontrolling interest in subsidiaries’ earnings	0.1	—	0.1	—
Net income attributable to common shareholders	$24.9	$41.6	$46.6	$79.4

Earnings per share:
Basic	$0.43	$0.73	$0.81	$1.39
Diluted	$0.43	$0.72	$0.80	$1.38

Average shares outstanding:
Basic	57.4	57.1	57.3	57.1
Diluted	57.9	57.8	57.9	57.7

Dividends per share	$0.17	$0.16	$0.34	$0.32

See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Net income before allocation to noncontrolling interest	$25.0	$41.6	$46.7	$79.4
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	50.0	(8.6)	81.1	(35.3)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	(0.3)	(0.5)	(0.5)	(0.9)
Other comprehensive income (loss), net of tax	49.7	(9.1)	80.6	(36.2)
Comprehensive income before allocation to noncontrolling interest	74.7	32.5	127.3	43.2
Less: Noncontrolling interest in comprehensive income	0.1	—	0.1	—
Comprehensive income attributable to common shareholders	$74.6	$32.5	$127.2	$43.2
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$152.5	$165.8
Accounts receivable, net of allowance for credit losses of $9.2 as of June 30, 2025 and $7.7 as of December 31, 2024	308.8	265.9
U.S. and foreign taxes on income	16.2	8.6
Inventories, net:
Finished goods	43.7	19.2
Finished parts and subassemblies	22.5	24.3
Work in process	31.1	14.3
Raw materials	93.0	87.0
Inventories, net	190.3	144.8
Other current assets	75.4	57.4
Total current assets	743.2	642.5
Property, plant and equipment:
Cost	676.3	599.8
Less: accumulated depreciation	366.8	327.5
Property, plant and equipment, net	309.5	272.3
Long-term deferred tax assets	1.1	2.2
Intangible assets, net	592.3	419.3
Goodwill	1,167.8	956.6
Other assets	103.8	93.6
Total assets	$2,917.7	$2,386.5
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	June 30, 2025	December 31, 2024
Liabilities and equity
Current liabilities:
Short-term borrowings	$267.4	$210.0
Accounts payable	104.1	116.6
Accrued liabilities	233.4	211.2
U.S. and foreign taxes on income	14.2	24.6
Total current liabilities	619.1	562.4
Long-term debt	861.8	540.6
Accrued pension and postretirement benefits	21.5	19.4
Long-term deferred tax liability	153.6	119.0
Other liabilities	85.0	80.2
Total liabilities	1,741.0	1,321.6
Commitments and contingencies (Note 12)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized	72.4	72.4
Capital surplus	1,712.7	1,719.9
Retained earnings	295.5	268.4
Accumulated other comprehensive loss	(92.0)	(172.6)
Treasury stock	(813.7)	(823.2)
Total shareholders’ equity	1,174.9	1,064.9
Noncontrolling interest	1.8	—
Total equity	1,176.7	1,064.9
Total liabilities and equity	$2,917.7	$2,386.5

Share data:
Common shares issued	72,441,647	72,441,647
Less: Common shares held in treasury	15,054,227	15,244,500
Common shares outstanding	57,387,420	57,197,147
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2025	2024
Operating activities:
Net income before allocation to noncontrolling interest	$46.7	$79.4
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	48.7	38.7
Stock-based compensation expense	6.0	4.9
Deferred income taxes	(12.8)	0.2
Cash used for operating working capital	(48.1)	(58.4)
Other	3.2	1.5
Total provided by operating activities	43.7	66.3
Investing activities:
Payment for acquisitions, net of cash acquired	(394.0)	(269.8)
Capital expenditures	(20.1)	(21.4)
Settlement of forward contracts	1.5	0.1
Total used for investing activities	(412.6)	(291.1)
Financing activities:
Dividends paid	(19.5)	(18.3)
Proceeds from stock options exercised	1.3	1.9
Payment of tax withholding on equity awards vested	(5.8)	(6.4)
Debt issuance costs	(0.8)	—
Proceeds from revolving credit facility	348.0	280.0
Repayment of revolving credit facility	(342.0)	(65.0)
Proceeds from term loan	400.4	—
Repayment of term loan	(36.8)	(2.0)
Total provided by financing activities	344.8	190.2
Effect of exchange rates on cash, cash equivalents and restricted cash	15.2	(9.5)
Decrease in cash, cash equivalents and restricted cash	(8.9)	(44.1)
Cash, cash equivalents and restricted cash at beginning of period[1]	173.4	227.2
Cash, cash equivalents and restricted cash at end of period[2]	$164.5	$183.1

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

2 Includes both current and non-current balances of restricted cash. Current restricted cash, included within “Other current assets” in our Unaudited Condensed Consolidated Balance Sheets, was $0.9 million and $1.4 million as of June 30, 2025, and 2024, respectively. Non-current restricted cash, included within “Other assets” in our Unaudited Condensed Consolidated Balance Sheets, was $11.1 million and $6.2 million as of June 30, 2025, and 2024, respectively.
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2025	2024
Detail of cash used for operating working capital:
Accounts receivable	$0.9	$1.1
Inventories	(7.9)	(3.1)
Other current assets	(9.9)	(4.5)
Accounts payable	(23.8)	(9.5)
Accrued liabilities	11.9	(25.4)
U.S. and foreign taxes on income	(19.3)	(17.0)
Total	$(48.1)	$(58.4)

Supplemental disclosure of cash flow information:
Interest paid	$25.7	$19.2
Income taxes paid	$42.2	$41.7
Unpaid capital expenditures	$2.4	$3.5
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance as of December 31, 2024	$72.4	$1,719.9	$268.4	$(172.6)	$(823.2)	$1,064.9	$—	$1,064.9
Net income	—	—	21.7	—	—	21.7	—	21.7
Cash dividends ($0.17 per share)	—	—	(9.7)	—	—	(9.7)	—	(9.7)
Exercise of stock options of 21,879 shares	—	—	—	—	0.6	0.6	—	0.6
Impact from settlement of share-based awards, net of shares acquired	—	(11.7)	—	—	7.2	(4.5)	—	(4.5)
Stock-based compensation expense	—	2.7	—	—	—	2.7	—	2.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Currency translation adjustment	—	—	—	31.1	—	31.1	—	31.1
Balance as of March 31, 2025	$72.4	$1,710.9	$280.4	$(141.7)	$(815.4)	$1,106.6	$—	$1,106.6
Noncontrolling interest of acquired entity	—	—	—	—	—	—	1.7	1.7
Net income	—	—	24.9	—	—	24.9	0.1	25.0
Cash dividends ($0.17 per share)	—	—	(9.8)	—	—	(9.8)	—	(9.8)
Exercise of stock options of 21,180 shares	—	—	—	—	0.7	0.7	—	0.7
Impact from settlement of share-based awards, net of shares acquired	—	(1.2)	—	—	1.0	(0.2)	—	(0.2)
Stock-based compensation expense	—	3.0	—	—	—	3.0	—	3.0
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Currency translation adjustment	—	—	—	50.0	—	50.0	—	50.0
Balance as of June 30, 2025	$72.4	$1,712.7	$295.5	$(92.0)	$(813.7)	$1,174.9	$1.8	$1,176.7

(in millions)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance as of December 31, 2023	$72.4	$1,728.1	$120.9	$(118.6)	$(838.8)	$964.0
Net income attributable to common shareholders	—	—	37.8	—	—	37.8
Cash dividends ($0.16 per share)	—	—	(9.1)	—	—	(9.1)
Exercise of stock options of 57,564 shares	—	—	—	—	1.6	1.6
Impact from settlement of share-based awards, net of shares acquired	—	(14.7)	—	—	9.5	(5.2)
Stock-based compensation expense	—	2.1	—	—	—	2.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.4)	—	(0.4)
Currency translation adjustment	—	—	—	(26.7)	—	(26.7)
Balance as of March 31, 2024	$72.4	$1,715.5	$149.6	$(145.7)	$(827.7)	$964.1
Net income attributable to common shareholders	—	—	41.6	—	—	41.6
Cash dividends ($0.16 per share)	—	—	(9.2)	—	—	(9.2)
Exercise of stock options of 8,933 shares	—	—	—	—	0.3	0.3
Impact from settlement of share-based awards, net of shares acquired	—	(1.1)	—	—	0.8	(0.3)
Stock-based compensation expense	—	2.4	—	—	—	2.4
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.5)	—	(0.5)
Currency translation adjustment	—	—	—	(8.6)	—	(8.6)
Balance as of June 30, 2024	$72.4	$1,716.8	$182.0	$(154.8)	$(826.6)	989.8
See Notes to Unaudited Condensed Consolidated Financial Statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2 - Related Parties
After the Separation, SpinCo and its subsidiaries became related parties. As of June 30, 2025 and December 31, 2024, we had outstanding receivables from SpinCo and its subsidiaries of $3.2 million and $0.7 million, respectively, related to indemnification under the Tax Matters Agreement.
Note 3 - Acquisitions
De La Rue Acquisition
On May 1, 2025, we acquired De La Rue Authentication Solutions (“DLR”) for a base purchase price of £300 million on a cash-free and debt-free basis, subject to customary purchase price adjustments. The amount paid, net of cash acquired and working capital adjustments, was $394.0 million. We utilized a $400.4 million delayed draw term loan (as defined in Note 13, “Financing”) to fund the acquisition. DLR is a leading global provider of digital and physical security and authentication technologies to governments and brands, and expands our portfolio of authentication solutions.

DLR is part of a joint venture (the “Joint Venture”) that manufactures and sells tax stamps for the government of Ghana. DLR owns 49% of the share capital but maintains control of the Joint Venture through board governance rights. As such, we have consolidated the Joint Venture and recorded a noncontrolling interest in our Condensed Consolidated Financial Statements.

Allocation of Consideration Transferred to Net Assets Acquired

The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from our acquisition of DLR, pending the finalization of certain tangible assets and liabilities to be completed within the measurement period as required by ASC Topic 805 “Business Combination” (“ASC 805”), and determination of post-closing and final working capital adjustments.

Net assets acquired (in millions)
Accounts receivable, net	$25.5
Inventories, net	25.3
Other current assets	4.8
Property, plant and equipment	28.5
Other non-current assets	5.2
Intangible assets	184.4
Goodwill	181.6
Total assets acquired	$455.3

Total current liabilities	$13.1
Other liabilities	48.2
Total assumed liabilities	$61.3
Net assets acquired	$394.0
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
The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period in which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

Intangible Assets (in millions)	Intangible Fair Value	Weighted Average Life (in years)
Customer relationships	$141.0	18.2
Developed technology	40.7	5.0
Backlog	2.7	0.9
Total acquired intangible assets	$184.4

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the customer relationships and backlog intangible assets were determined by using an “income approach”, which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. The Company’s estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship is being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 12 to 21 years.
The fair values of the developed technology intangible assets were determined by the relief-from-royalty approach. Similarly, this approach is based on the assumption that in lieu of ownership, a company would be willing to pay a royalty in order to exploit the related benefits of the technology. Therefore, a portion of DLR’s earnings, equal to the after-tax royalty that would have been paid for the use of the technology, can be attributed to the Company’s ownership of the technology. The technology assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 5 years.
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

Net assets acquired (in millions)
Total current assets	$33.5
Property, plant and equipment	17.3
Other assets	6.9
Intangible assets	155.5
Goodwill	134.3
Total assets acquired	$347.5

Total current liabilities	$37.9
Other liabilities	41.2
Total assumed liabilities	$79.1
Net assets acquired	$268.4

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Supplemental Pro Forma Data
DLR results of operations have been included in our financial statements for the period subsequent to the completion of the acquisition on May 1, 2025. OpSec results of operations have been included in our financial statements for the period subsequent to the completion of the acquisition on May 3, 2024.
During the period since acquisition, DLR contributed net sales of $17.5 million and had an operating loss of $6.3 million for the three months ended June 30, 2025. The operating loss was driven by acquisition related amortization and transaction costs.
The following unaudited pro forma consolidated and combined information assumes that the DLR acquisition was completed on January 1, 2024 and the OpSec acquisition was completed on January 1, 2023. The unaudited pro forma consolidated and combined information is provided for illustrative purposes only and is not indicative of our actual consolidated and combined results of operations or consolidated financial position.

	Three Months Ended		Six Months Ended
(in millions)	2025	2024	2025	2024
Net sales	$408.2	$404.8	$767.0	$785.3
Net income attributable to common shareholders	$34.3	$42.1	$53.8	$71.0
Acquisition-Related Costs
For the three-and-six months ended June 30, 2025, we recorded $12.4 million and $13.1 million, respectively, of acquisition-related costs. For the three-and-six months ended June 30, 2024, we recorded $6.1 million and $10.0 million, respectively of acquisition-related costs. Acquisition-related costs are recorded within “Selling, general and administrative” in our Unaudited Condensed Consolidated Statements of Operations.

Note 4 - Segment Results

As of June 30, 2025, we had two reportable segments: Crane Payment Innovations and Security and Authentication Technologies. Assets of the reportable segments exclude general corporate assets which principally consist of cash and tax-related balances. Corporate consists of corporate office expenses including compensation and benefits for corporate employees, occupancy, professional services and other administrative costs.
A brief description of each of our segments as of June 30, 2025 is as follows:
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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Security and Authentication Technologies (SAT)
SAT provides advanced security solutions based on proprietary technology for securing physical products, including banknotes, consumer goods, government tax stamps and industrial products. SAT also provides brand protection, authentication solutions, and digital content protection across online marketplaces, social media platforms, and websites. These solutions serve various brands, as well as government agencies and financial institutions. Key research and development and manufacturing facilities are located in the United States, United Kingdom, Sweden and Malta.
Financial information by reportable segment is set forth below:

(in millions) Three months ended June 30, 2025	Crane Payment Innovations	Security and Authentication Technologies	Total
Net Sales	$211.4	$193.0	$404.4

Less:
Cost of operations	97.5	95.5
Selling and administrative expense	41.4	41.9
Engineering expense	9.3	9.2
Other segment items (a)	14.2	28.4
Segment operating profit	$49.0	$18.0	$67.0
Corporate costs			(19.1)
Operating profit			47.9
Interest income			0.2
Interest expense			(16.4)
Miscellaneous income, net			1.1
Income before income taxes			$32.8

(in millions) Three months ended June 30, 2024	Crane Payment Innovations	Security and Authentication Technologies	Total
Net Sales	$224.4	$146.2	$370.6

Less:
Cost of operations	101.8	79.9
Selling and administrative expense	37.7	20.0
Engineering expense	10.7	7.1
Other segment items (a)	12.8	15.2
Segment operating profit	$61.4	$24.0	$85.4
Corporate costs			(17.8)
Operating profit			67.6
Interest income			0.4
Interest expense			(12.4)
Miscellaneous expense, net			(0.2)
Income before income taxes			$55.4

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions) Six months ended June 30, 2025	Crane Payment Innovations	Security and Authentication Technologies	Total
Net Sales	$414.3	$320.4	$734.7

Less:
Cost of operations	189.8	154.6
Selling and administrative expense	81.2	71.4
Engineering expense	18.9	18.4
Other segment items (a)	25.7	55.6
Segment operating profit	$98.7	$20.4	$119.1
Corporate costs			(33.9)
Operating profit			85.2
Interest income			0.4
Interest expense			(27.9)
Miscellaneous income, net			3.2
Income before income taxes			$60.9

(in millions) Six months ended June 30, 2024	Crane Payment Innovations	Security and Authentication Technologies	Total
Net Sales	$433.4	$250.8	$684.2

Less:
Cost of operations	196.2	137.1
Selling and administrative expense	77.6	42.6
Engineering expense	22.3	12.5
Other segment items (a)	23.2	14.4
Segment operating profit	$114.1	$44.2	$158.3
Corporate costs			(35.3)
Operating profit			123.0
Interest income			1.0
Interest expense			(22.3)
Miscellaneous income, net			0.4
Income before income taxes			$102.1

(a)	Includes other cost of operations such as manufacturing costs, amortization expenses, shipping and handling costs, and certain overhead expenses, as well as corporate allocations.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Depreciation and amortization:
Crane Payment Innovations	$7.3	$7.3	$14.4	$14.7
Security and Authentication Technologies	19.2	12.4	33.1	22.8
Corporate	0.6	0.5	1.2	1.2
Total	$27.1	$20.2	$48.7	$38.7

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six months ended June 30,
(in millions)	2025	2024
Capital expenditures:
Crane Payment Innovations	$1.9	$3.4
Security and Authentication Technologies	13.1	14.3
Corporate	0.3	0.1
Total	$15.3	$17.8

(in millions)	June 30, 2025	December 31, 2024
Assets:
Crane Payment Innovations	$1,169.1	$1,187.1
Security and Authentication Technologies	1,711.5	1,178.2
Corporate	37.1	21.2
Total	$2,917.7	$2,386.5

(in millions)	June 30, 2025	December 31, 2024
Goodwill:
Crane Payment Innovations	$632.0	$609.1
Security and Authentication Technologies	535.8	347.5
Total	$1,167.8	$956.6

Note 5 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Crane Payment Innovations
Products	$177.1	$190.6	$347.0	$367.0
Services	34.3	33.8	67.3	66.4
Total Crane Payment Innovations	$211.4	$224.4	$414.3	$433.4

Security and Authentication Technologies
Banknotes and Security Products	$143.5	$124.1	$236.9	$227.5
Authentication Products and Solutions	49.5	22.1	83.5	23.3
Total Security and Authentication Technologies	$193.0	$146.2	$320.4	$250.8
Net sales	$404.4	$370.6	$734.7	$684.2

Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled. As of June 30, 2025, our performance obligations were $591.6 million. We expect to recognize approximately 70% of our remaining performance obligations as revenue in 2025, and 30% in 2026.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contract Assets and Contract Liabilities
Contract assets represent unbilled amounts that typically arise from contracts for customized products or contracts for products sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, where revenue recognized using the cost-to-cost method exceeds the amount billed to the customer. Contract assets are assessed for impairment and recorded at their net realizable value. Contract liabilities represent advance payments from customers. Revenue related to contract liabilities is recognized when control is transferred to the customer. We report contract assets, which are included within “Other current assets”, current contract liabilities, which are included within “Accrued liabilities” and long-term contract liabilities, which are included within “Other liabilities” on our Unaudited Condensed Consolidated Balance Sheets, on a contract-by-contract net basis at the end of each reporting period. Net contract assets and contract liabilities consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
Contract assets	$50.6	$37.8
Current contract liabilities	$94.2	$71.4
Long-term contract liabilities	$15.1	$13.5
We recognized revenue of $26.3 million and $50.8 million during the three-and-six months ended June 30, 2025, respectively, related to contract liabilities as of December 31, 2024.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2025	2024	2025	2024
Net income attributable to common shareholders	$24.9	$41.6	$46.6	$79.4

Average basic shares outstanding	57.4	57.1	57.3	57.1
Effect of dilutive share-based awards	0.5	0.7	0.6	0.6
Average diluted shares outstanding	57.9	57.8	57.9	57.7

Earnings per basic share	$0.43	$0.73	$0.81	$1.39
Earnings per diluted share	$0.43	$0.72	$0.80	$1.38
Stock options, restricted share units, deferred stock units and performance-based restricted share units that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive were 0.5 million and 0.4 million, respectively, for the three-and-six-months ended June 30, 2025, and $0.3 million for the three-and-six-months ended 2024.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7 - Changes in Accumulated Other Comprehensive Loss
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on our Unaudited Condensed Consolidated Balance Sheets.

(in millions)	Pension and Postretirement Benefits (a)	Currency Translation Adjustment	Total
Balance as of December 31, 2024	$0.7	$(173.3)	$(172.6)
Other comprehensive gain before reclassifications	—	81.1	81.1
Amounts reclassified from accumulated other comprehensive loss	(0.5)	—	(0.5)
Net period other comprehensive (loss) income	(0.5)	81.1	80.6
Balance as of June 30, 2025	$0.2	$(92.2)	$(92.0)

(a) Net of tax detriment of $1.2 million and $1.3 million as of June 30, 2025 and December 31, 2024, respectively.
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three-and-six month periods ended June 30, 2025, and 2024. Amortization of pension and postretirement components has been recorded within “Miscellaneous income (expense), net” on our Unaudited Condensed Consolidated Statements of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Amortization of pension components:
Prior service costs	$(0.2)	$(0.2)	$(0.4)	$(0.4)
Net loss	0.1	—	0.1	0.1
Amortization of postretirement components:
Prior service costs	—	(0.2)	—	(0.4)
Net gain	(0.2)	(0.2)	(0.3)	(0.4)
Total before tax	$(0.3)	$(0.6)	$(0.6)	$(1.1)
Tax impact	—	(0.1)	(0.1)	(0.2)
Total reclassifications for the period	$(0.3)	$(0.5)	$(0.5)	$(0.9)

Note 8 - Pension and Postretirement Benefits
For all plans, the components of net periodic (benefit) expense for the three months ended June 30, 2025, and 2024 are as follows:

	Pension		Postretirement
(in millions)	2025	2024	2025	2024
Service cost	$0.5	$0.6	$—	$—
Interest cost	0.4	0.5	0.2	0.2
Expected return on plan assets	(0.7)	(0.8)	—	—
Amortization of prior service cost	(0.2)	(0.2)	—	(0.2)
Amortization of net loss (gain)	0.1	—	(0.2)	(0.2)
Settlement gain	(0.1)	—	—	—
Net periodic expense (benefit)	$—	$0.1	$—	$(0.2)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For all plans, the components of net periodic (benefit) expense for the six months ended June 30, 2025, and 2024 are as follows:

	Pension		Postretirement
(in millions)	2025	2024	2025	2024
Service cost	$1.0	$1.1	$—	$—
Interest cost	0.8	1.0	0.3	0.3
Expected return on plan assets	(1.3)	(1.6)	—	—
Amortization of prior service cost	(0.4)	(0.4)	—	(0.4)
Amortization of net loss (gain)	0.1	0.1	(0.3)	(0.4)
Settlement gain	(0.1)	—	—	—
Net periodic expense (benefit)	$0.1	$0.2	$—	$(0.5)
The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income (expense), net” in our Unaudited Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Unaudited Condensed Consolidated Statements of Operations.
We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2025	$1.6	$1.3
Amounts contributed during the six months ended June 30, 2025	$0.5	$1.1

Note 9 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.
Our effective tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Effective Tax Rate	24.0%	25.0%	23.4%	22.3%
The difference of our effective tax rate to the prior year comparable period for the three and six months ended June 30, 2025 and 2024 is primarily due to the mix of non-U.S. earnings.
Our effective tax rate for the three-and-six months ended June 30, 2025 is higher than the statutory U.S. federal tax rate of 21% primarily due to the mix of non-U.S. earnings.
On July 4, 2025, the H.R. 1 budget reconciliation bill was signed into law in the United States. The Company is currently evaluating the potential impact of this legislation on the income tax provision.
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon by over 140 member jurisdictions including the United States. Pillar 2 addresses the risks associated with profit shifting to entities in low tax jurisdictions. We adopted Pillar 2 in 2024 and the anticipated impact of Pillar 2 on our income tax provision for the fiscal year ending December 31, 2025 is approximately $2.4 million.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As part of the Separation, we entered into a Tax Matters Agreement with SpinCo. The agreement, among other things, governs our and SpinCo’s respective rights, responsibilities and obligations after the Separation with respect to tax liabilities and benefits (including any taxes imposed that are attributable to the failure of the Distribution and certain related transactions to qualify as a transaction that is tax-free for U.S. federal income tax purposes), tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes. Although enforceable as between the parties, the Tax Matters Agreement will not be binding on the Internal Revenue Service or other tax authorities.
As of June 30, 2025, we had gross unrecognized tax benefits of $9.3 million included in “Other liabilities” in our Unaudited Condensed Consolidated Balance Sheets.

Note 10 - Goodwill and Intangible Assets
Changes to goodwill are as follows:

(in millions)	Crane Payment Innovations	Security and Authentication Technologies	Total
Balance as of December 31, 2024	$609.1	$347.5	$956.6
Additions	—	181.6	181.6
Currency translation and other	22.9	6.7	29.6
Balance as of June 30, 2025	$632.0	$535.8	$1,167.8
Changes to intangible assets are as follows:

(in millions)	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Balance at beginning of period, net of accumulated amortization[1]	$419.3	$308.9
Additions	188.0	161.8
Amortization expense	(27.0)	(47.0)
Currency translation and other	12.0	(4.4)
Balance at end of period, net of accumulated amortization[1]	$592.3	$419.3
[1] Includes $45.5 million intangibles with indefinite useful lives.
A summary of intangible assets are as follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)	June 30, 2025			December 31, 2024
(in millions)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	11.3	$66.0	$17.6	$48.4	$65.5	$15.4	$50.1
Customer relationships and backlog	18.8	776.9	322.7	454.2	610.5	293.9	316.6
Developed Technology	6.0	111.4	33.2	78.2	66.4	26.8	39.6
Other	12.3	74.8	63.3	11.5	71.8	58.8	13.0
Total	18.1	$1,029.1	$436.8	$592.3	$814.2	$394.9	$419.3
Future amortization expense associated with intangible assets is expected to be:

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions)
Remainder of 2025	$33.7
2026	63.6
2027	60.7
2028	55.6
2029	54.3
2030 and after	278.9

Note 11 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	June 30, 2025	December 31, 2024
Contract liabilities	$94.2	$71.4
Employee related expenses	43.4	53.4
Current lease liabilities	13.2	10.6
Accrued interest	6.8	6.6
Warranty	7.2	6.2
Other	68.6	63.0
Total	$233.4	$211.2

Note 12 - Commitments and Contingencies
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of June 30, 2025, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Financing
Our debt consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
Term Loan	$51.4	$—
Revolving Facility	216.0	210.0
Total short-term borrowings (a)	$267.4	$210.0

Term Loan	$321.1	$—
6.55% notes due November 2036	198.7	198.7
4.20% notes due March 2048	346.8	346.8
Other deferred financing costs associated with credit facilities	(4.8)	(4.9)
Total long-term debt (a)	$861.8	$540.6

(a) Debt discounts and debt issuance costs totaled $10.5 million and $9.4 million as of June 30, 2025, and December 31, 2024, respectively, have been netted against the aggregate principal amounts of the related debt in the components of the debt table above, where applicable.

Credit Facilities - On March 17, 2023, we became party to a senior secured credit agreement (the “Credit Agreement”) which provides for a $500 million, five-year revolving credit facility (the “Revolving Facility”) and we entered into a $350 million, 3-year term loan facility (the “Term Facility”). Funding for both facilities became available in connection with the Separation.
On December 9, 2024, we entered into an amendment to the Credit Agreement which increased the Revolving Facility by $200 million to an aggregate $700 million and provided a delayed draw term loan (the “Term Loan”) of £300 million. On the same day, proceeds from the Revolving Facility were used to repay the outstanding Term Facility.
In the six months ended June 30, 2025, we drew down $348.0 million and repaid $342.0 million on our Revolving Facility to fund working capital requirements. We also drew down £300.0 million, or $400.4 million, on the Term Loan to fund the DLR acquisition and repaid $36.8 million.
Note 14 - Fair Value Measurements
The following tables provide information regarding the Company’s assets and liabilities measured at fair value as of June 30, 2025, and December 31, 2024.

June 30, 2025 (in millions)	Location on Consolidated Balance Sheets	Active Markets for Identical Assets and Liabilities Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Assets
Foreign exchange contract not designated as hedging instrument[1]	Accounts Receivable	$—	$0.4	$—	$0.4
Liabilities
Long-term debt	Long-term debt	$—	$417.1	$—	$417.1
Performance-based restricted share units	Accrued liabilities	$0.8	$—	$—	$0.8
Contingent Liability	Other Liabilities	$—	$—	$1.5	$1.5
1 Notional value of $16.8 million

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 (in millions)	Location on Consolidated Balance Sheets	Active Markets for Identical Assets and Liabilities Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Assets
Foreign exchange contract not designated as hedging instrument[1]	Accounts Receivable	$—	$0.1	$—	$0.1
Liabilities
Foreign exchange contract not designated as hedging instrument[1]	Accrued Liabilities	$—	$3.1	$—	$3.1
Long-term debt	Long-term debt	$—	$430.1	$—	$430.1
Performance-based restricted share units	Other Liabilities	$1.6	$—	$—	$1.6
Contingent Liability	Other Liabilities	$—	$—	$1.5	$1.5
1 Notional value of $65.0 million

Note 15 - Restructuring
Overview
2025 Restructuring - In the second quarter of 2025 we initiated restructuring actions as follows:
•We recorded $6.1 million of restructuring expense in the SAT segment, predominantly related to severance charges, associated with the integration of the DLR and OpSec businesses. We expect to substantially complete the restructuring program in 2025, with total costs expected to be in the range of $10 million to $15 million.
•We recorded $1.2 million of restructuring expense in the CPI segment, predominantly related to severance charges. We will continue to evaluate and align CPI’s cost structure with existing economic conditions which could result in additional actions.
2024 Restructuring - In the first and fourth quarters of 2024, in response to challenging industry conditions, we initiated workforce reductions in CPI, incurring $10.1 million of cumulative severance charges through June 30, 2025. We expect to substantially complete the restructuring program in 2025 and do not expect to incur significant additional costs.
2022 Restructuring - In the fourth quarter of 2022, in response to economic uncertainty, we initiated workforce reductions in CPI, incurring $6.7 million of cumulative restructuring charges through June 30, 2025, of which $5.8 million related to severance and $0.9 million related to other costs. This restructuring program has been completed.
Restructuring charges
We recorded restructuring charges which are reflected in the Condensed Consolidated Statements of Operations, as follows:

	Three Months Ended		Six Months Ended
(in millions)	2025	2024	2025	2024
Crane Payment Innovations	$1.2	$—	1.2	2.7
Security and Authentication Technologies	6.1	—	6.1	—
Total restructuring charges	$7.3	$—	$7.3	$2.7

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restructuring Liability
The following table summarizes the accrual balances related to these restructuring charges by program:

(in millions)	2025 Restructuring	2024 Restructuring	2022 Restructuring	Total
Severance:
Balance as of December 31, 2024 (a)	$—	$7.2	$0.2	$7.4
Expense (b)	5.7	—	—	$5.7
Utilization	(0.8)	(6.0)	(0.2)	(7.0)
Balance as of June 30, 2025 (a)	$4.9	$1.2	$—	$6.1

(a)	Included within “Accrued Liabilities” in the Unaudited Condensed Consolidated Balance Sheets.
(b)	Included within “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Transactions
Credit Facilities
On March 17, 2023, we became party to a senior secured credit agreement (the “Credit Agreement”) which provides for a $500 million, five-year revolving credit facility (the “Revolving Facility”) and we entered into a $350 million, 3-year term loan facility (the “Term Facility”). Funding for both facilities became available in connection with the Separation.

On December 9, 2024, we entered into an amendment to the Credit Agreement which increased the Revolving Facility by $200 million to an aggregate $700 million and provided a delayed draw term loan (the “Term Loan”) of £300 million. On the same day, proceeds from the Revolving Facility were used to repay the outstanding Term Facility.
In the six months ended June 30, 2025, we drew down $348.0 million and repaid $342.0 million on our Revolving Facility to fund working capital requirements. We also drew down £300.0 million, or $400.4 million, on the Term Loan to fund the DLR acquisition and repaid $36.8 million.
Acquisition
On May 3, 2024, we acquired OpSec Security for a base purchase price of $270 million. We utilized $210.0 million from our Revolving Facility and cash on hand to fund the acquisition. OpSec provides authentication solutions, brand and digital content protection serving various commercial brands, government agencies and financial institutions.

On May 1, 2025, we acquired De La Rue Authentication Solutions (“DLR”) for a base purchase price of £300 million. We utilized our Term Loan to fund the acquisition. DLR is a leading global provider of digital and physical security and authentication technologies to governments and brands, and expands our portfolio of authentication solutions.
DLR was combined with OpSec as “Crane Authentication” within the Security and Authentication Technologies segment upon close.
Restructuring
In the second quarter of 2025 we initiated restructuring actions as follows:
•We recorded $6.1 million of restructuring expense in the SAT segment, predominantly related to severance charges, associated with the integration of the DLR and OpSec businesses. We expect to substantially complete the restructuring program in 2025, with total costs expected to be in the range of $10 million to $15 million.
•We recorded $1.2 million of restructuring expense in the CPI segment, predominantly related to severance charges. We will continue to evaluate and align CPI’s cost structure with existing economic conditions which could result in additional actions.
Trade Policies and Regulations
We continue to monitor developments in global trade policies and tariff regulations. As of August 6, 2025, we expect to mitigate the impact of tariffs on operating profit with pricing and productivity initiatives. See Item 1A, “Risk Factors” for more details.
Basis of Presentation
See Note 1, “Organization and Basis of Presentation” for more details on financial statement presentation basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Three Month Periods Ended June 30,
The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes. All comparisons below refer to the second quarter 2025 versus the second quarter 2024, unless otherwise specified.

	Three Months Ended June 30,		Favorable/(Unfavorable) Change
(in millions)	2025	2024	$	%
Net sales	$404.4	$370.6	$33.8	9.1%

Cost of sales	$235.6	$209.7	$(25.9)	(12.4)%
as a percentage of sales	58.3%	56.6%
Selling, general and administrative	$113.6	$93.3	$(20.3)	(21.8)%
as a percentage of sales	28.1%	25.2%
Restructuring charges	7.3	—	(7.3)	NM
Operating profit	$47.9	$67.6	$(19.7)	(29.1)%
Operating margin	11.8%	18.2%

Other income (expense):
Interest income	0.2	0.4	(0.2)	(50.0)%
Interest expense	(16.4)	(12.4)	(4.0)	(32.3)%
Miscellaneous income (expense), net	1.1	(0.2)	1.3	NM
Total other expense, net	(15.1)	(12.2)	(2.9)	(23.8)%
Income before income taxes	32.8	55.4	(22.6)	(40.8)%
Provision for income taxes	7.8	13.8	6.0	43.5%
Net income before allocation to noncontrolling interest	25.0	41.6	(16.6)	(39.9)%
Less: Noncontrolling interest in subsidiaries’ earnings	0.1	—	0.1	NM
Net income attributable to common shareholders	$24.9	$41.6	$(16.7)	(40.1)%
Sales increased by $33.8 million, or 9.1%, to $404.4 million in 2025. The change in sales included:
•sales benefit from the DLR and OpSec acquisitions of $26.7 million, or 7.2%,
•favorable foreign currency translation of $10.1 million, or 2.7% driven primarily by the strengthening of the euro, Swedish krona, British pound and Japanese yen against the U.S. dollar, and
•core sales decline of $3.0 million, or 0.8%, driven primarily by lower volumes in CPI, partially offset by higher core sales in SAT.
Cost of sales increased by $25.9 million, or 12.4%, to $235.6 million in 2025. The increase was driven primarily by the impact of acquisitions in SAT, higher material and other manufacturing costs, and unfavorable foreign currency translation, partially offset by productivity gains and the impact of lower volumes in CPI.
Selling, general and administrative expenses increased by $20.3 million, or 21.8%, to $113.6 million in 2025. The increase was driven primarily by the impact of acquisitions in SAT and higher transaction related expenses.
Operating profit decreased by $19.7 million, or 29.1%, to $47.9 million in 2025. The decrease was driven primarily by the impact of lower volumes in CPI and the dilutive impact of acquisitions and restructuring charges, partially offset by higher volumes in SAT. Productivity gains across both segments were largely offset by higher manufacturing and administrative costs, net of favorable pricing. Included in operating profit is $12.4 million of transaction related expenses compared to $6.5 million in the prior-year comparable period.
Our effective tax rate for the three months ended June 30, 2025 was lower than the prior year’s comparable period primarily due to the mix of non-U.S. earnings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Month Periods Ended June 30,
Crane Payment Innovations (“CPI”)

	Three Months Ended June 30,		Favorable/(Unfavorable) Change
(in millions)	2025	2024	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$177.1	$190.6	$(13.5)	(7.1)%
Services	34.3	33.8	0.5	1.5%
Total net sales	$211.4	$224.4	$(13.0)	(5.8)%
Cost of sales	$111.7	$114.6	$2.9	2.5%
as a percentage of sales	52.8%	51.1%
Selling, general and administrative	$49.5	$48.4	$(1.1)	(2.3)%
as a percentage of sales	23.4%	21.6%
Restructuring charges	$1.2	$—	$(1.2)	NM
Operating profit	$49.0	$61.4	$(12.4)	(20.2)%
Operating margin	23.2%	27.4%
Sales decreased by $13.0 million, or 5.8%, to $211.4 million in 2025, driven by lower core sales of $16.3 million, or 7.3%, partially offset by favorable foreign currency translation of $3.3 million, or 1.5%.
•Sales of Payment Acceptance and Dispensing Products decreased by $13.5 million, or 7.1%, to $177.1 million in 2025. The decrease was driven by core sales decline of $16.8 million, or 8.8%, as favorable pricing was more than offset by anticipated lower volumes primarily in retail and gaming, partially offset by favorable foreign currency translation of $3.3 million, or 1.7%, primarily reflecting the strengthening of the British pound and Japanese yen against the U.S. dollar.
•Service revenue increased by $0.5 million, or 1.5%, to $34.3 million in 2025, primarily driven by favorable pricing.
Cost of sales decreased by $2.9 million, or 2.5%, to $111.7 million in 2025, primarily driven by the impact of lower sales volumes and productivity gains, partially offset by unfavorable mix, unfavorable foreign currency translation and higher material and other manufacturing costs.
Selling, general and administrative expense increased by $1.1 million, or 2.3%, to $49.5 million in 2025, driven primarily by unfavorable foreign currency translation. Higher administrative and selling costs were largely offset by cost saving actions.
Operating profit decreased by $12.4 million, or 20.2%, to $49.0 million in 2025. The decrease primarily reflected the impact of lower volumes of $12.1 million, or 19.7%, and unfavorable mix of $3.7 million, or 6.0%, partially offset by productivity gains and the net impact of cost saving actions of $3.6 million, or 5.9%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Security and Authentication Technologies (“SAT”)

	Three Months Ended June 30,		Favorable/(Unfavorable) Change
(in millions)	2025	2024	$	%
Net sales by product line:
Banknotes and Security Products	$143.5	$124.1	$19.4	15.6%
Authentication Products and Solutions	49.5	22.1	27.4	NM
Total net sales	$193.0	$146.2	$46.8	32.0%
Cost of sales	$123.9	$95.1	$(28.8)	(30.3)%
as a percentage of sales	64.2%	65.0%
Selling, general and administrative	$45.0	$27.1	$(17.9)	(66.1)%
as a percentage of sales	23.3%	18.5%
Restructuring charges	$6.1	$—	$(6.1)	NM
Operating profit	$18.0	$24.0	$(6.0)	(25.0)%
Operating margin	9.3%	16.4%
Sales increased by $46.8 million, or 32.0%, to $193.0 million in 2025, primarily driven by the sales benefit from the DLR and OpSec acquisitions of $26.7 million, or 18.3%, core sales growth of $13.4 million, or 9.1%, and favorable foreign currency translation of $6.7 million or 4.6%.
•Banknote and security product sales increased by $19.4 million, or 15.6%, to $143.5 million in 2025. The increase was driven by core sales growth of $13.9 million, or 11.2%, primarily due to higher sales in international markets. Included in the sales increase was favorable foreign currency translation of $5.5 million, or 4.4%, primarily reflecting the strengthening of the euro and Swedish krona against the U.S. dollar.
•Authentication products and solutions sales increased by $27.4 million to $49.5 million in 2025, primarily driven by the sales benefit from acquisitions.
Cost of sales increased by $28.8 million, or 30.3%, to $123.9 million in 2025, primarily due to the impact of the DLR and OpSec acquisitions of $18.2 million, or 19.1%, acquisition related amortization and fair value step-up of $7.3 million, or 7.7%, and unfavorable foreign currency translation.
Selling, general and administrative expense increased by $17.9 million, or 66.1%, to $45.0 million in 2025, primarily due to the impact from acquisitions and higher transaction related expenses.
Operating profit decreased by $6.0 million, or 25.0%, to $18.0 million in 2025, reflecting the dilutive impact of the DLR and OpSec acquisition related amortization, fair value step-up and transaction costs of $10.4 million, or 43.3%, higher material and other manufacturing costs net of favorable pricing of $6.8 million, or 28.3%, and higher restructuring charges of $6.1 million, or 25.4%, partially offset by the impact of higher volumes of $7.3 million, or 30.4%, productivity gains of $5.0 million, or 20.8%, and favorable mix of $2.0 million, or 8.3%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Six Month Periods Ended June 30,
The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes. All comparisons below refer to the first six months of 2025 versus the first six months of 2024, unless otherwise specified.

	Six Months Ended June 30,		Favorable/(Unfavorable) Change
(in millions)	2025	2024	$	%
Net sales	$734.7	$684.2	$50.5	7.4%

Cost of sales	$425.7	$370.9	$(54.8)	(14.8)%
as a percentage of sales	57.9%	54.2%
Selling, general and administrative	$216.5	$187.6	$(28.9)	(15.4)%
as a percentage of sales	29.5%	27.4%
Restructuring charges	$7.3	$2.7	$(4.6)	NM
Operating profit	$85.2	$123.0	$(37.8)	(30.7)%
Operating margin	11.6%	18.0%
Other income (expense):
Interest income	0.4	1.0	(0.6)	(60.0)%
Interest expense	(27.9)	(22.3)	(5.6)	(25.1)%
Miscellaneous income, net	3.2	0.4	2.8	NM
Total other expense, net	(24.3)	(20.9)	(3.4)	(16.3)%
Income before income taxes	60.9	102.1	(41.2)	(40.4)%
Provision for income taxes	14.2	22.7	8.5	37.4%
Net income before allocation to noncontrolling interest	46.7	79.4	(32.7)	(41.2)%
Less: Noncontrolling interest in subsidiaries’ earnings	0.1	—	0.1	NM
Net income attributable to common shareholders	$46.6	$79.4	$(32.8)	(41.3)%
Sales increased by $50.5 million, or 7.4%, to $734.7 million in 2025. The change in sales included:
•sales benefit from the OpSec and DLR acquisitions of $59.8 million, or 8.7%,
•core sales decline of $15.9 million, or 2.3%, driven by lower volumes in CPI, and
•favorable foreign currency translation of $6.6 million, or 1.0%, driven primarily by the strengthening of the euro and British pound against the U.S. dollar.
Cost of sales increased by $54.8 million, or 14.8%, to $425.7 million in 2025. The increase was driven primarily by the impact of acquisitions in SAT, under absorption of manufacturing overhead in the Currency business, unfavorable mix in CPI and unfavorable foreign currency translation, partially offset by the impact of lower volumes in CPI and productivity gains across both segments.
Selling, general and administrative expenses increased by $28.9 million, or 15.4%, to $216.5 million in 2025. The increase was driven primarily by the impact of acquisitions in SAT.
Operating profit decreased by $37.8 million, or 30.7%, to $85.2 million in 2025. The decrease was primarily driven by the impact of lower volumes in the CPI segment, the dilutive impact of acquisitions, under absorption of manufacturing overhead net of favorable pricing in SAT and unfavorable mix in CPI, partially offset by productivity gains across both segments.
Our effective tax rate for the six months ended June 30, 2025 was higher than the prior year’s comparable period primarily due to the mix of non-U.S earnings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Six Month Periods Ended June 30,
Crane Payment Innovations

	Six Months Ended June 30,		Favorable/(Unfavorable) Change
(in millions)	2025	2024	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$347.0	$367.0	$(20.0)	(5.4)%
Services	67.3	66.4	0.9	1.4%
Total net sales	$414.3	$433.4	$(19.1)	(4.4)%
Cost of sales	$215.5	$219.4	$3.9	1.8%
as a percentage of sales	52.0%	50.6%
Selling, general and administrative	$98.9	$97.2	$(1.7)	(1.7)%
as a percentage of sales	23.9%	22.4%
Restructuring charges	$1.2	$2.7	$1.5	55.6%
Operating profit	$98.7	$114.1	$(15.4)	(13.5)%
Operating margin	23.8%	26.3%
Sales decreased by $19.1 million, or 4.4%, to $414.3 million in 2025, driven by lower core sales of $21.0 million, or 4.8%, partially offset by favorable foreign currency translation of $1.9 million, or 0.4%.
•Sales of Payment Acceptance and Dispensing Products decreased $20.0 million, or 5.4%, to $347.0 million in 2025. The decrease reflected lower core sales of $21.9 million, or 6.0%, as favorable pricing was more than offset by anticipated lower volumes primarily in gaming, partially offset by favorable foreign currency translation of $1.9 million, or 0.5%, primarily reflecting the strengthening of the British pound against the U.S. dollar.
•Service revenue increased by $0.9 million, or 1.4%, to $67.3 million in 2025, primarily driven by favorable pricing.
Cost of sales decreased by $3.9 million, or 1.8%, to $215.5 million in 2025, primarily driven by the impact of lower sales volumes and productivity gains, partially offset by unfavorable mix, higher material and other manufacturing costs and unfavorable foreign currency translation.
Selling, general and administrative expense increased by $1.7 million, or 1.7%, to $98.9 million in 2025, as the impact of cost saving actions was more than offset by increased administrative costs.
Operating profit decreased by $15.4 million, or 13.5%, to $98.7 million in 2025. The decrease primarily reflected the impact of lower volumes of $15.9 million, or 13.9%. Unfavorable mix of $10.3 million, or 9.0%, was largely offset by productivity gains of $6.3 million, or 5.5% and the net impact of cost saving actions of $6.2 million, or 5.4%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Security and Authentication Technologies

	Six Months Ended June 30,		Favorable/(Unfavorable) Change
(in millions)	2025	2024	$	%
Net sales by product line:
Banknotes and Security Products	$236.9	$227.5	$9.4	4.1%
Authentication Products and Solutions	83.5	23.3	60.2	NM
Net sales	$320.4	$250.8	$69.6	27.8%
Cost of sales	$210.2	$151.5	$(58.7)	(38.7)%
as a percentage of sales	65.6%	60.4%
Selling, general and administrative	$83.7	$55.1	$(28.6)	(51.9)%
as a percentage of sales	26.1%	22.0%
Restructuring charges	$6.1	$—	$(6.1)	NM
Operating profit	$20.4	$44.2	$(23.8)	(53.8)%
Operating margin	6.4%	17.7%
Sales increased by $69.6 million, or 27.8%, to $320.4 million in 2025, primarily reflecting the sales benefit from the OpSec and DLR acquisitions of $59.8 million, or 23.8%, and higher core sales of $5.1 million, or 2.0%, and favorable foreign currency translation of $4.7 million, or 1.9%.
•Banknote and security product sales increased by $9.4 million, or 4.1%, to $236.9 million in 2025, reflecting higher core sales primarily due to higher sales in international markets, and favorable foreign currency translation, primarily reflecting the strengthening of the euro against the U.S. dollar.
•Authentication products and solutions sales increased by $60.2 million to $83.5 million in 2025, primarily driven by the sales benefit from acquisitions.
Cost of sales increased by $58.7 million, or 38.7%, to $210.2 million in 2025, primarily due to the impact of the OpSec and DLR acquisitions of $38.5 million, or 25.4%, the acquisition related amortization and fair value step-up of $11.1 million, or 7.3%, and under absorption of manufacturing overhead related to the planned equipment shutdown in the first quarter of 2025, partially offset by productivity gains.
Selling, general and administrative expense increased by $28.6 million, or 51.9%, to $83.7 million in 2025, primarily due to the impact of acquisitions and higher transaction related expenses.
Operating profit decreased by $23.8 million, or 53.8%, to $20.4 million in 2025, reflecting the dilutive impact of the OpSec and DLR acquisition related amortization, fair value step-up and transaction costs of $14.2 million, or 32.1%, and higher manufacturing costs primarily due to the under absorption of manufacturing overhead, net of favorable pricing of $13.2 million, or 29.9%. Higher restructuring charges of $6.1 million, or 13.8%, were more than offset by productivity gains of $8.2 million, or 18.6%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash provided by (used for):
Operating activities	$43.7	$66.3
Investing activities	(412.6)	(291.1)
Financing activities	344.8	190.2
Effect of exchange rates on cash, cash equivalents and restricted cash	15.2	(9.5)
Decrease in cash, cash equivalents and restricted cash	$(8.9)	$(44.1)

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
In the six months ended June 30, 2025, we drew down $348.0 million and repaid $342.0 million on our Revolving Facility to fund working capital requirements. We also drew down £300.0 million, or $400.4 million, on the Term Loan to fund the DLR acquisition and repaid $36.8 million.
Operating Activities
Cash provided by operating activities was $43.7 million in the first six months of 2025, compared with $66.3 million in the comparable period last year. The decrease in cash provided by operating activities was primarily driven by lower net income, partially offset by lower working capital requirements.
Investing Activities
Cash used for investing activities primarily consists of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems.
Cash used for investing activities was $412.6 million in the first six months of 2025, compared with $291.1 million in the comparable period last year. The increase in cash used for investing activities was primarily driven by the payment for the acquisition of DLR.
Financing Activities
Cash provided by financing activities consists primarily of dividend payments to shareholders, repayments of indebtedness, and proceeds from our credit facilities.
Cash provided by financing activities was $344.8 million during the first six months of 2025, compared with $190.2 million in the comparable period last year. The increase in cash provided by financing activities was primarily driven by higher net proceeds from the Term Loan used to fund the acquisition of DLR, partially offset by lower net proceeds from the Revolving Facility.

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

Item 4. Controls and Procedures
DLR Acquisition. The Company completed the acquisition of De La Rue Authentication (“DLR”) on May 1, 2025. The Company has not yet fully incorporated DLR’s internal controls and procedures into the Company’s internal control over financial reporting and will be completed within the time provided by the applicable rules and regulations of the SEC for a recently acquired business. As such, management excluded DLR from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. DLR constituted approximately 4% of the Company’s total assets, excluding the preliminary value of goodwill and purchased intangible assets, and approximately 4% of the Company’s total net sales as of and for the three months ended June 30, 2025.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2025, there have been no changes in Crane NXT’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
(b) Not applicable
(c) Share Repurchases
We did not make any open-market share repurchases of our common stock during the quarter ended June 30, 2025. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 10.1*	Third Amendment, dated as of July 3, 2025, by and among Crane NXT, Co., a Delaware corporation, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed with this report
** Furnished with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE NXT, CO.
REGISTRANT

Date
August 6, 2025	By	/s/ Aaron Saak
Aaron Saak
President and Chief Executive Officer

Date	By	/s/ Christina Cristiano
August 6, 2025		Christina Cristiano
Senior Vice President and Chief Financial Officer