Form 10-Q
period 2025-09-30
Crane NXT, Co.
filed 2025-11-05
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of October 31, 2025
Common stock, $1.00 Par Value – 57,422,039 shares

Crane NXT, Co.
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2025	2024	2025	2024
Net sales	$445.1	$403.5	$1,179.8	$1,087.7
Operating costs and expenses:
Cost of sales	252.5	232.2	678.2	603.1
Selling, general and administrative	107.2	96.3	323.7	283.9
Restructuring charges	3.5	—	10.8	2.7
Operating profit	81.9	75.0	167.1	198.0
Other income (expense):
Interest income	0.3	0.4	0.7	1.4
Interest expense	(16.2)	(13.4)	(44.1)	(35.7)
Miscellaneous income, net	0.6	1.3	3.8	1.7
Total other expense, net	(15.3)	(11.7)	(39.6)	(32.6)
Income before income taxes	66.6	63.3	127.5	165.4
Provision for income taxes	15.7	16.2	29.9	38.9
Net income before allocation to noncontrolling interest	50.9	47.1	97.6	126.5
Less: Noncontrolling interest in subsidiaries’ earnings	0.4	—	0.5	—
Net income attributable to common shareholders	$50.5	$47.1	$97.1	$126.5

Earnings per share:
Basic	$0.88	$0.82	$1.69	$2.21
Diluted	$0.87	$0.81	$1.68	$2.19

Average shares outstanding:
Basic	57.4	57.2	57.4	57.1
Diluted	58.0	57.8	58.0	57.8

Dividends per share	$0.17	$0.16	$0.51	$0.48

See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Net income before allocation to noncontrolling interest	$50.9	$47.1	$97.6	$126.5
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	(5.3)	42.2	75.8	6.9
Changes in pension and postretirement plan assets and benefit obligation, net of tax	(0.3)	(3.0)	(0.8)	(3.9)
Other comprehensive (loss) income, net of tax	(5.6)	39.2	75.0	3.0
Comprehensive income before allocation to noncontrolling interest	45.3	86.3	172.6	129.5
Less: Noncontrolling interest in comprehensive income	0.4	—	0.5	—
Comprehensive income attributable to common shareholders	$44.9	$86.3	$172.1	$129.5
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$182.4	$165.8
Accounts receivable, net of allowance for credit losses of $8.7 as of September 30, 2025 and $7.7 as of December 31, 2024	300.7	265.9
U.S. and foreign taxes on income	9.3	8.6
Inventories, net:
Finished goods	38.3	19.2
Finished parts and subassemblies	26.4	24.3
Work in process	23.7	14.3
Raw materials	107.5	87.0
Inventories, net	195.9	144.8
Other current assets	82.3	57.4
Total current assets	770.6	642.5
Property, plant and equipment:
Cost	682.0	599.8
Less: accumulated depreciation	374.2	327.5
Property, plant and equipment, net	307.8	272.3
Long-term deferred tax assets	1.3	2.2
Intangible assets, net	572.9	419.3
Goodwill	1,161.4	956.6
Other assets	103.7	93.6
Total assets	$2,917.7	$2,386.5
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	September 30, 2025	December 31, 2024
Liabilities and equity
Current liabilities:
Short-term borrowings	$247.6	$210.0
Accounts payable	114.7	116.6
Accrued liabilities	225.7	211.2
U.S. and foreign taxes on income	21.9	24.6
Total current liabilities	609.9	562.4
Long-term debt	834.3	540.6
Accrued pension and postretirement benefits	21.6	19.4
Long-term deferred tax liability	149.9	119.0
Other liabilities	89.5	80.2
Total liabilities	1,705.2	1,321.6
Commitments and contingencies (Note 12)
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized	72.4	72.4
Capital surplus	1,715.2	1,719.9
Retained earnings	336.3	268.4
Accumulated other comprehensive loss	(97.6)	(172.6)
Treasury stock	(812.2)	(823.2)
Total shareholders’ equity	1,214.1	1,064.9
Noncontrolling interest	(1.6)	—
Total equity	1,212.5	1,064.9
Total liabilities and equity	$2,917.7	$2,386.5

Share data:
Common shares issued	72,441,647	72,441,647
Less: Common shares held in treasury	15,019,608	15,244,500
Common shares outstanding	57,422,039	57,197,147
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Operating activities:
Net income before allocation to noncontrolling interest	$97.6	$126.5
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	77.7	63.4
Stock-based compensation expense	9.3	7.7
Deferred income taxes	(11.7)	(0.3)
Cash used for operating working capital	(41.9)	(71.8)
Other	4.7	7.5
Total provided by operating activities	135.7	133.0
Investing activities:
Payment for acquisitions, net of cash acquired	(391.1)	(269.9)
Capital expenditures	(33.4)	(34.6)
Settlement of forward contracts	1.8	0.1
Total used for investing activities	(422.7)	(304.4)
Financing activities:
Dividends paid	(29.2)	(27.4)
Proceeds from stock options exercised	2.2	3.0
Payment of tax withholding on equity awards vested	(5.9)	(6.5)
Debt issuance costs	(4.3)	—
Proceeds from revolving credit facility	384.5	310.5
Repayment of revolving credit facility	(413.5)	(160.5)
Proceeds from term loan	400.4	—
Repayment of term loan	(40.9)	(3.3)
Total provided by financing activities	293.3	115.8
Effect of exchange rates on cash, cash equivalents and restricted cash	15.1	2.4
Increase (decrease) in cash, cash equivalents and restricted cash	21.4	(53.2)
Cash, cash equivalents and restricted cash at beginning of period[1]	173.4	227.2
Cash, cash equivalents and restricted cash at end of period[2]	$194.8	$174.0

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

2 Includes both current and non-current balances of restricted cash. Current restricted cash, included within “Other current assets” in our Unaudited Condensed Consolidated Balance Sheets, was $2.6 million and $2.2 million as of September 30, 2025, and 2024, respectively. Non-current restricted cash, included within “Other assets” in our Unaudited Condensed Consolidated Balance Sheets, was $9.8 million and $6.7 million as of September 30, 2025, and 2024, respectively.
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in millions)	2025	2024
Detail of cash used for operating working capital:
Accounts receivable	$1.5	$18.9
Inventories	(17.6)	1.7
Other current assets	(13.1)	(11.7)
Accounts payable	(10.9)	(3.6)
Accrued liabilities	3.8	(56.0)
U.S. and foreign taxes on income	(5.6)	(21.1)
Total	$(41.9)	$(71.8)

Supplemental disclosure of cash flow information:
Interest paid	$40.6	$32.4
Income taxes paid	$48.1	$62.0
Unpaid capital expenditures	$1.3	$2.8
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Non-controlling Interest	Total Equity
Balance as of December 31, 2024	$72.4	$1,719.9	$268.4	$(172.6)	$(823.2)	$1,064.9	$—	$1,064.9
Net income	—	—	21.7	—	—	21.7	—	21.7
Cash dividends ($0.17 per share)	—	—	(9.7)	—	—	(9.7)	—	(9.7)
Exercise of stock options of 21,879 shares	—	—	—	—	0.6	0.6	—	0.6
Impact from settlement of share-based awards, net of shares acquired	—	(11.7)	—	—	7.2	(4.5)	—	(4.5)
Stock-based compensation expense	—	2.7	—	—	—	2.7	—	2.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Currency translation adjustment	—	—	—	31.1	—	31.1	—	31.1
Balance as of March 31, 2025	$72.4	$1,710.9	$280.4	$(141.7)	$(815.4)	$1,106.6	$—	$1,106.6
Noncontrolling interest of acquired entity	—	—	—	—	—	—	1.7	1.7
Net income	—	—	24.9	—	—	24.9	0.1	25.0
Cash dividends ($0.17 per share)	—	—	(9.8)	—	—	(9.8)	—	(9.8)
Exercise of stock options of 21,180 shares	—	—	—	—	0.7	0.7	—	0.7
Impact from settlement of share-based awards, net of shares acquired	—	(1.2)	—	—	1.0	(0.2)	—	(0.2)
Stock-based compensation expense	—	3.0	—	—	—	3.0	—	3.0
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Currency translation adjustment	—	—	—	50.0	—	50.0	—	50.0
Balance as of June 30, 2025	$72.4	$1,712.7	$295.5	$(92.0)	$(813.7)	$1,174.9	$1.8	$1,176.7
Noncontrolling interest of acquired entity	—	—	—	—	—	—	(3.8)	(3.8)
Net income	—	—	50.5	—	—	50.5	0.4	50.9
Cash dividends ($0.17 per share)	—	—	(9.7)	—	—	(9.7)	—	(9.7)
Exercise of stock options of 32,133 shares	—	—	—	—	0.9	0.9	—	0.9
Impact from settlement of share-based awards, net of shares acquired	—	(0.7)	—	—	0.6	(0.1)	—	(0.1)
Stock-based compensation expense	—	3.2	—	—	—	3.2	—	3.2
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.3)	—	(0.3)		(0.3)
Currency translation adjustment	—	—	—	(5.3)	—	(5.3)	—	(5.3)
Balance as of September 30, 2025	$72.4	$1,715.2	$336.3	$(97.6)	$(812.2)	$1,214.1	$(1.6)	$1,212.5

(in millions)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
Balance as of December 31, 2023	$72.4	$1,728.1	$120.9	$(118.6)	$(838.8)	$964.0
Net income attributable to common shareholders	—	—	37.8	—	—	37.8
Cash dividends ($0.16 per share)	—	—	(9.1)	—	—	(9.1)
Exercise of stock options of 57,564 shares	—	—	—	—	1.6	1.6
Impact from settlement of share-based awards, net of shares acquired	—	(14.7)	—	—	9.5	(5.2)
Stock-based compensation expense	—	2.1	—	—	—	2.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.4)	—	(0.4)
Currency translation adjustment	—	—	—	(26.7)	—	(26.7)
Balance as of March 31, 2024	$72.4	$1,715.5	$149.6	$(145.7)	$(827.7)	$964.1
Net income attributable to common shareholders	—	—	41.6	—	—	41.6
Cash dividends ($0.16 per share)	—	—	(9.2)	—	—	(9.2)
Exercise of stock options of 8,933 shares	—	—	—	—	0.3	0.3
Impact from settlement of share-based awards, net of shares acquired	—	(1.1)	—	—	0.8	(0.3)
Stock-based compensation expense	—	2.4	—	—	—	2.4
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.5)	—	(0.5)
Currency translation adjustment	—	—	—	(8.6)	—	(8.6)
Balance as of June 30, 2024	$72.4	$1,716.8	$182.0	$(154.8)	$(826.6)	989.8
Net income attributable to common shareholders	—	—	47.1	—	—	47.1
Cash dividends ($0.16 per share)	—	—	(9.1)	—	—	(9.1)
Exercise of stock options of 41,207 shares	—	—	—	—	1.1	1.1
Impact from settlement of share-based awards, net of shares acquired	—	(1.2)	—	—	1.2	—
Stock-based compensation expense	—	2.6	—	—	—	2.6
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(3.0)	—	(3.0)
Currency translation adjustment	—	—	—	42.2	—	42.2
Balance as of September 30, 2024	$72.4	$1,718.2	$220.0	$(115.6)	$(824.3)	1070.7

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Improvements to the Accounting for Internal-Use Software. The update eliminates the previous project stage model and introduces a “probable-to-complete” threshold for capitalization. It also consolidates guidance for website development costs under Subtopic 350-40. The ASU is effective for fiscal years beginning after December 15, 2027. The Company is currently evaluating the potential impact of this standard on its Financial Statements and Disclosures.
The Company considered the applicability and impact of other Accounting Standards Updates issued by the Financial Accounting Standards Board (FASB) and determined them to be either not applicable or are not expected to have a material impact on the Company's Unaudited Condensed Consolidated Statements of Operations, Balance Sheets and Cash Flows.
Note 2 - Related Parties
After the Separation, SpinCo and its subsidiaries became related parties. As of September 30, 2025 and December 31, 2024, we had outstanding net receivables from SpinCo and its subsidiaries of $3.3 million and $0.7 million, respectively, related to indemnification under the Tax Matters Agreement.
Note 3 - Acquisitions
Antares Vision Acquisition
On September 12, 2025, Crane NXT entered into definitive agreements to acquire Antares Vision S.p.A. (“Antares Vision”), a publicly traded Italian joint stock company listed on the Italian stock exchange, through a phased transaction.
In the initial phase, Crane NXT will acquire 32.5% of Antares Vision’s outstanding shares from Regolo S.p.A. and Sargas S.r.l. at a price of €5.00 per share, for total consideration of approximately €120 million pursuant to the terms of the executed Sale and Purchase Agreements. Following this initial investment, Crane NXT intends to initiate a mandatory tender offer under applicable Italian law to acquire the remaining publicly traded shares at the same per-share price. Upon completion of the mandatory tender offer Crane NXT will implement steps aimed at delisting Antares Vision and will acquire the remaining stake owned by Regolo S.p.A.. As a result of the transaction, Antares Vision will become a subsidiary of Crane NXT.
Antares Vision is a global provider of inspection and detection systems that ensure product safety and quality control. Antares Vision also provides track and trace software solutions that help prevent counterfeiting and provides visibility of products throughout the supply chain. The transaction advances Crane NXT’s strategy to provide trusted technology solutions that secure, detect and authenticate its customers’ most valuable assets, and expands the Company’s portfolio in growing end markets, including Life Sciences and Food and Beverage.
The total enterprise value of Antares Vision, inclusive of equity and net debt, is approximately €445 million. The first phase of the transaction is expected to close in the fourth quarter of 2025 with the final phase of the transaction anticipated in the first half of 2026, subject to customary closing conditions and regulatory approvals. Crane NXT has access to the Bridge Facility (as described in Note 13, “Financing”) to fund the acquisition until permanent financing arrangements are completed.
De La Rue Acquisition
On May 1, 2025, we acquired De La Rue Authentication Solutions (“DLR”) for a base purchase price of £300 million on a cash-free and debt-free basis, subject to customary purchase price adjustments. The amount paid, net of cash acquired and working capital adjustments, was $394.0 million. We utilized a $400.4 million delayed draw term loan (as defined in Note 13, “Financing”) to fund the acquisition. In September 2025, we received $2.9 million related to the final working capital adjustment of the DLR acquisition, resulting in net cash paid of $391.1 million.
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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Net assets acquired (in millions)
Accounts receivable, net	$20.1
Inventories, net	21.5
Other current assets	9.5
Property, plant and equipment	28.6
Other non-current assets	5.3
Intangible assets	184.4
Goodwill	182.4
Total assets acquired	$451.8

Total current liabilities	$16.2
Other liabilities	44.5
Total assumed liabilities	$60.7
Net assets acquired	$391.1
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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OpSec Acquisition
On May 3, 2024, we acquired OpSec Security (“OpSec”) for a base purchase price of $270 million on a cash-free and debt-free basis. The amount paid, net of cash acquired and working capital adjustments, was $268.4 million. We utilized $210.0 million from our Revolving Facility (as defined in Note 13, “Financing”) and cash on hand to fund the acquisition.
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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the period since acquisition, DLR contributed net sales of $28.3 million and $45.8 million for the three-and-nine months ended September 30, 2025, respectively, resulting in operating loss of $3.1 million and $9.4 million for the three-and-nine months ended September 30, 2025, respectively. The operating loss was driven by acquisition related amortization, fair value step-up and transaction costs.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Net sales	$445.1	$430.9	$1,212.1	$1,216.2
Net income attributable to common shareholders	$58.8	$44.7	$112.5	$109.8
Acquisition-Related Costs
For the three-and-nine months ended September 30, 2025, we recorded $6.1 million and $19.2 million, respectively, of acquisition-related costs. For the three-and-nine months ended September 30, 2024, we recorded $6.1 million and $16.1 million, respectively, of acquisition-related costs. Acquisition-related costs are recorded within “Selling, general and administrative” in our Unaudited Condensed Consolidated Statements of Operations.

Note 4 - Segment Results
As of September 30, 2025, we had two reportable segments: Crane Payment Innovations and Security and Authentication Technologies. Assets of the reportable segments exclude general corporate assets which principally consist of cash and tax-related balances. Corporate consists of corporate office expenses including compensation and benefits for corporate employees, occupancy, professional services and other administrative costs.
A brief description of each of our segments as of September 30, 2025 is as follows:
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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Financial information by reportable segment is set forth below:

(in millions) Three months ended September 30, 2025	Crane Payment Innovations	Security and Authentication Technologies	Total
Net Sales	$216.3	$228.8	$445.1

Less:
Cost of operations	94.8	111.8
Selling and administrative expense	38.5	37.4
Engineering expense	7.9	8.8
Other segment items (a)	14.4	31.5
Segment operating profit	$60.7	$39.3	$100.0
Corporate costs			(18.1)
Operating profit			81.9
Interest income			0.3
Interest expense			(16.2)
Miscellaneous income, net			0.6
Income before income taxes			$66.6

(in millions) Three months ended September 30, 2024	Crane Payment Innovations	Security and Authentication Technologies	Total
Net Sales	$224.9	$178.6	$403.5

Less:
Cost of operations	101.0	96.3
Selling and administrative expense	36.3	23.7
Engineering expense	10.5	6.9
Other segment items (a)	12.5	22.4
Segment operating profit	$64.6	$29.3	$93.9
Corporate costs			(18.9)
Operating profit			75.0
Interest income			0.4
Interest expense			(13.4)
Miscellaneous income, net			1.3
Income before income taxes			$63.3

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions) Nine months ended September 30, 2025	Crane Payment Innovations	Security and Authentication Technologies	Total
Net Sales	$630.6	$549.2	$1,179.8

Less:
Cost of operations	284.6	266.4
Selling and administrative expense	119.7	108.8
Engineering expense	26.8	27.2
Other segment items (a)	40.1	87.1
Segment operating profit	$159.4	$59.7	$219.1
Corporate costs			(52.0)
Operating profit			167.1
Interest income			0.7
Interest expense			(44.1)
Miscellaneous income, net			3.8
Income before income taxes			$127.5

(in millions) Nine months ended September 30, 2024	Crane Payment Innovations	Security and Authentication Technologies	Total
Net Sales	$658.3	$429.4	$1,087.7

Less:
Cost of operations	297.2	233.4
Selling and administrative expense	113.9	66.3
Engineering expense	32.8	19.4
Other segment items (a)	35.7	36.8
Segment operating profit	$178.7	$73.5	$252.2
Corporate costs			(54.2)
Operating profit			198.0
Interest income			1.4
Interest expense			(35.7)
Miscellaneous income, net			1.7
Income before income taxes			$165.4

(a)	Includes other cost of operations such as manufacturing costs, amortization expenses, shipping and handling costs, and certain overhead expenses, as well as corporate allocations.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Depreciation and amortization:
Crane Payment Innovations	$7.4	$7.4	$21.8	$22.1
Security and Authentication Technologies	20.9	16.8	54.0	39.6
Corporate	0.7	0.5	1.9	1.7
Total	$29.0	$24.7	$77.7	$63.4

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended September 30,
(in millions)	2025	2024
Capital expenditures:
Crane Payment Innovations	$5.2	$5.8
Security and Authentication Technologies	21.7	24.4
Corporate	0.6	0.1
Total	$27.5	$30.3

(in millions)	September 30, 2025	December 31, 2024
Assets:
Crane Payment Innovations	$1,166.7	$1,187.1
Security and Authentication Technologies	1,711.9	1,178.2
Corporate	39.1	21.2
Total	$2,917.7	$2,386.5

(in millions)	September 30, 2025	December 31, 2024
Goodwill:
Crane Payment Innovations	$627.8	$609.1
Security and Authentication Technologies	533.6	347.5
Total	$1,161.4	$956.6

Note 5 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Crane Payment Innovations
Products	$181.3	$190.9	$528.3	$557.9
Services	35.0	34.0	102.3	100.4
Total Crane Payment Innovations	$216.3	$224.9	$630.6	$658.3

Security and Authentication Technologies
Banknotes and Security Products	$168.2	$145.4	$405.1	$372.9
Authentication Products and Solutions	60.6	33.2	144.1	56.5
Total Security and Authentication Technologies	$228.8	$178.6	$549.2	$429.4
Net sales	$445.1	$403.5	$1,179.8	$1,087.7

Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled. As of September 30, 2025, our performance obligations were $557.0 million. We expect to recognize approximately 57% of our remaining performance obligations as revenue in 2025, and 43% in 2026.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contract Assets and Contract Liabilities
Contract assets represent unbilled amounts that typically arise from contracts for customized products or contracts for products sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, and certain international government contracts, where revenue recognized using the cost-to-cost method exceeds the amount billed to the customer. Contract assets are assessed for impairment and recorded at their net realizable value. Contract liabilities represent advance payments from customers. Revenue related to contract liabilities is recognized when control is transferred to the customer. We report contract assets, which are included within “Other current assets”, current contract liabilities, which are included within “Accrued liabilities” and long-term contract liabilities, which are included within “Other liabilities” on our Unaudited Condensed Consolidated Balance Sheets, on a contract-by-contract net basis at the end of each reporting period. Net contract assets and contract liabilities consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
Contract assets	$58.2	$37.8
Current contract liabilities	$73.0	$71.4
Long-term contract liabilities	$20.2	$13.5
We recognized revenue of $7.2 million and $58.0 million during the three-and-nine months ended September 30, 2025, respectively, related to contract liabilities as of December 31, 2024.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2025	2024	2025	2024
Net income attributable to common shareholders	$50.5	$47.1	$97.1	$126.5

Average basic shares outstanding	57.4	57.2	57.4	57.1
Effect of dilutive share-based awards	0.6	0.6	0.6	0.7
Average diluted shares outstanding	58.0	57.8	58.0	57.8

Earnings per basic share	$0.88	$0.82	$1.69	$2.21
Earnings per diluted share	$0.87	$0.81	$1.68	$2.19
Stock options, restricted share units, deferred stock units and performance-based restricted share units that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive were 0.2 million for the three-month periods ended September 30, 2025 and 2024, and 0.3 million for the nine-month periods ended September 30, 2025 and 2024.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7 - Changes in Accumulated Other Comprehensive Loss
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on our Unaudited Condensed Consolidated Balance Sheets.

(in millions)	Pension and Postretirement Benefits (a)	Currency Translation Adjustment	Total
Balance as of December 31, 2024	$0.7	$(173.3)	$(172.6)
Other comprehensive gain before reclassifications	—	75.8	75.8
Amounts reclassified from accumulated other comprehensive loss	(0.8)	—	(0.8)
Net period other comprehensive (loss) income	(0.8)	75.8	75.0
Balance as of September 30, 2025	$(0.1)	$(97.5)	$(97.6)

(a) Net of tax detriment of $1.1 million and $1.3 million as of September 30, 2025 and December 31, 2024, respectively.
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the three-and-nine month periods ended September 30, 2025, and 2024. Amortization of pension and postretirement components has been recorded within “Miscellaneous income, net” on our Unaudited Condensed Consolidated Statements of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Amortization of pension components:
Prior service costs	$(0.2)	$(0.2)	$(0.6)	$(0.6)
Net loss	0.1	0.1	0.2	0.2
Amortization of postretirement components:
Prior service costs	—	(0.3)	—	(0.7)
Net gain	(0.3)	(0.2)	(0.6)	(0.6)
Other	—	(1.4)	—	(1.4)
Total before tax	$(0.4)	$(2.0)	$(1.0)	$(3.1)
Tax impact	(0.1)	(0.2)	(0.2)	(0.4)
Total reclassifications for the period	$(0.3)	$(1.8)	$(0.8)	$(2.7)

Note 8 - Pension and Postretirement Benefits
For all plans, the components of net periodic (benefit) expense for the three months ended September 30, 2025, and 2024 are as follows:

	Pension		Postretirement
(in millions)	2025	2024	2025	2024
Service cost	$0.5	$0.5	$—	$—
Interest cost	0.5	0.5	0.1	0.2
Expected return on plan assets	(0.7)	(0.8)	—	—
Amortization of prior service cost	(0.2)	(0.2)	—	(0.3)
Amortization of net loss (gain)	0.1	0.1	(0.3)	(0.2)
Other	—	(1.4)	—	—
Settlement gain	—	—	—	—
Net periodic expense (benefit)	$0.2	$(1.3)	$(0.2)	$(0.3)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For all plans, the components of net periodic (benefit) expense for the nine months ended September 30, 2025, and 2024 are as follows:

	Pension		Postretirement
(in millions)	2025	2024	2025	2024
Service cost	$1.5	$1.6	$—	$—
Interest cost	1.3	1.5	0.4	0.5
Expected return on plan assets	(2.0)	(2.4)	—	—
Amortization of prior service cost	(0.6)	(0.6)	—	(0.7)
Amortization of net loss (gain)	0.2	0.2	(0.6)	(0.6)
Other	—	(1.4)	—	—
Settlement gain	(0.1)	—	—	—
Net periodic expense (benefit)	$0.3	$(1.1)	$(0.2)	$(0.8)
The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income, net” in our Unaudited Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Unaudited Condensed Consolidated Statements of Operations.
We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2025	$1.4	$1.3
Amounts contributed during the nine months ended September 30, 2025	$0.8	$1.3

Note 9 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.
Our effective tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Effective Tax Rate	23.6%	25.5%	23.4%	23.5%
The difference of our effective tax rate to the prior year comparable period for the three and nine months ended September 30, 2025 and 2024 is primarily due to the mix of non-U.S. earnings.
Our effective tax rate for the three-and-nine months ended September 30, 2025 is higher than the statutory U.S. federal tax rate of 21% primarily due to the mix of non-U.S. earnings.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including but not limited to the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Based on the Company’s initial evaluation of the provisions, the Company does not expect these tax law changes to have a material impact on the Company’s financial statements; however, the Company will continue to evaluate potential impacts in future periods based on its facts and circumstances and as further guidance becomes available.
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
As of September 30, 2025, we had gross unrecognized tax benefits of $9.6 million included in “Other liabilities” in our Unaudited Condensed Consolidated Balance Sheets.

Note 10 - Goodwill and Intangible Assets
Changes to goodwill are as follows:

(in millions)	Crane Payment Innovations	Security and Authentication Technologies	Total
Balance as of December 31, 2024	$609.1	$347.5	$956.6
Additions	—	182.4	182.4
Currency translation and other	18.7	3.7	22.4
Balance as of September 30, 2025	$627.8	$533.6	$1,161.4
Changes to intangible assets are as follows:

(in millions)	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Balance at beginning of period, net of accumulated amortization[1]	$419.3	$308.9
Additions	189.5	161.8
Amortization expense	(43.2)	(47.0)
Currency translation and other	7.3	(4.4)
Balance at end of period, net of accumulated amortization[1]	$572.9	$419.3
[1] Includes $45.5 million intangibles with indefinite useful lives.
A summary of intangible assets are as follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)	September 30, 2025			December 31, 2024
(in millions)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	11.3	$66.2	$17.9	$48.3	$65.5	$15.4	$50.1
Customer relationships and backlog	18.9	771.0	331.5	439.5	610.5	293.9	316.6
Developed Technology	6.0	112.0	37.6	74.4	66.4	26.8	39.6
Other	12.3	74.9	64.2	10.7	71.8	58.8	13.0
Total	18.1	$1,024.1	$451.2	$572.9	$814.2	$394.9	$419.3

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2025	$17.1
2026	63.7
2027	60.8
2028	55.6
2029	53.8
2030 and after	276.4

Note 11 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	September 30, 2025	December 31, 2024
Contract liabilities	$73.0	$71.4
Employee related expenses	49.4	53.4
Current lease liabilities	13.4	10.6
Accrued interest	5.6	6.6
Warranty	9.3	6.2
Other	75.0	63.0
Total	$225.7	$211.2

Note 12 - Commitments and Contingencies
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of September 30, 2025, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 13 - Financing
Our debt consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
Term Loan	$66.6	$—
Revolving Facility	181.0	210.0
Total short-term borrowings (a)	$247.6	$210.0

Term Loan	$295.0	$—
6.55% notes due November 2036	198.8	198.7
4.20% notes due March 2048	346.9	346.8
Other deferred financing costs associated with credit facilities	(6.4)	(4.9)
Total long-term debt (a)	$834.3	$540.6

(a) Debt discounts and debt issuance costs totaled $11.8 million and $9.4 million as of September 30, 2025, and December 31, 2024, respectively, have been netted against the aggregate principal amounts of the related debt in the components of the debt table above, where applicable.

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
Bridge Facility - In connection with the Antares Vision acquisition (see note 3 “Acquisition”), on September 15, 2025, the Company entered into a commitment letter for a senior secured 364-day bridge credit facility in the aggregate principal amount of $602 million (the “Bridge Facility”) and a backstop senior secured 364-day credit facility in the aggregate principal amount of $831 million (the “Backstop Facility”).
The Bridge Facility is available to fund the Antares Vision acquisition and related transactions until permanent financing is secured. If drawn, it will bear interest at Term Secured Overnight Financing Rate (SOFR) plus a margin of 175 basis points, with step-ups of 50 basis points every 90 days. The facility includes affirmative and negative covenants substantially consistent with the Company’s existing credit agreement, and a total net leverage ratio financial maintenance covenant of 5.50 to 1.00.
The Backstop Facility is available to refinance existing term and revolving loans under the Company’s current Credit Agreement if an amendment to permit the Bridge Facility is not obtained. The Backstop Facility has substantially similar terms to the Bridge Facility, with a portion available on a revolving basis.
In the nine months ended September 30, 2025, we drew down $384.5 million and repaid $413.5 million on our Revolving Facility to fund working capital requirements. We also drew down £300.0 million, or $400.4 million, on the Term Loan to fund the DLR acquisition and repaid $40.9 million.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 14 - Fair Value Measurements
The following tables provide information regarding the Company’s assets and liabilities measured at fair value as of September 30, 2025, and December 31, 2024.

September 30, 2025 (in millions)	Location on Consolidated Balance Sheets	Active Markets for Identical Assets and Liabilities Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Liabilities
Long-term debt	Long-term debt	$—	$445.9	$—	$445.9
Performance-based restricted share units	Accrued liabilities	$0.9	$—	$—	$0.9
Contingent Liability	Other Liabilities	$—	$—	$1.5	$1.5

December 31, 2024 (in millions)	Location on Consolidated Balance Sheets	Active Markets for Identical Assets and Liabilities Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Assets
Foreign exchange contract not designated as hedging instrument[1]	Accounts Receivable	$—	$0.1	$—	$0.1
Liabilities
Foreign exchange contract not designated as hedging instrument[1]	Accrued Liabilities	$—	$3.1	$—	$3.1
Long-term debt	Long-term debt	$—	$430.1	$—	$430.1
Performance-based restricted share units	Other Liabilities	$1.6	$—	$—	$1.6
Contingent Liability	Other Liabilities	$—	$—	$1.5	$1.5
1 Notional value of $65.0 million

Note 15 - Restructuring
Overview
2025 Restructuring - In the second and third quarters of 2025 we initiated restructuring actions as follows:
•We recorded $8.5 million of restructuring expense in the SAT segment, predominantly related to severance charges, associated with the integration of the DLR and OpSec businesses. We expect to substantially complete the restructuring program in 2025, with total costs expected to be in the range of $10 million to $15 million.
•We recorded $2.3 million of restructuring expense in the CPI segment, predominantly related to severance charges. We will continue to evaluate and align CPI’s cost structure with existing economic conditions which could result in additional actions.
2024 Restructuring - In the first and fourth quarters of 2024, in response to challenging industry conditions, we initiated workforce reductions in CPI, incurring $10.1 million of cumulative severance charges through September 30, 2025. We expect to substantially complete the restructuring program in 2025 and do not expect to incur significant additional costs.
2022 Restructuring - In the fourth quarter of 2022, in response to economic uncertainty, we initiated workforce reductions in CPI, incurring $6.7 million of cumulative restructuring charges through September 30, 2025, of which $5.8 million related to severance and $0.9 million related to other costs. This restructuring program has been completed.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restructuring charges
We recorded restructuring charges which are reflected in the Condensed Consolidated Statements of Operations, as follows:

	Three Months Ended		Nine Months Ended
(in millions)	2025	2024	2025	2024
Crane Payment Innovations	$1.1	$—	2.3	2.7
Security and Authentication Technologies	2.4	—	8.5	—
Total restructuring charges	$3.5	$—	$10.8	$2.7
Restructuring Liability
The following table summarizes the accrual balances related to these restructuring charges by program:

(in millions)	2025 Restructuring	2024 Restructuring	2022 Restructuring	Total
Severance:
Balance as of December 31, 2024 (a)	$—	$7.2	$0.2	$7.4
Expense (b)	9.0	—	—	$9.0
Utilization	(6.2)	(6.0)	(0.2)	(12.4)
Balance as of September 30, 2025 (a)	$2.8	$1.2	$—	$4.0

(a)	Included within “Accrued Liabilities” in the Unaudited Condensed Consolidated Balance Sheets.
(b)	Included within “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Transactions
Credit Facilities
In the nine months ended September 30, 2025, we drew down $384.5 million and repaid $413.5 million on our Revolving Facility to fund working capital requirements. We also drew down £300.0 million, or $400.4 million, on the Term Loan to fund the DLR acquisition and repaid $40.9 million.
On September 15, 2025, we entered into a commitment for a senior secured 364-day Bridge Facility of $602 million and a Backstop Facility of $831 million. The Backstop Facility was in place until October 7, 2025 when the amendment to the Credit Agreement was ratified. The Bridge Facility is available to fund the Antares Vision acquisition and related transactions until permanent financing is secured.
Antares Vision Acquisition
On September 12, 2025, Crane NXT entered into definitive agreements to acquire Antares Vision, a publicly traded Italian joint stock company listed on the Italian stock exchange, through a phased transaction. The total enterprise value of Antares Vision, inclusive of equity and net debt, is approximately €445 million. The first phase of the transaction is expected to close in the fourth quarter of 2025 with the final phase of the transaction anticipated in the first half of 2026, subject to customary closing conditions and regulatory approvals.
Antares Vision is a global provider of inspection and detection systems that ensure product safety and quality control, as well as track and trace software solutions that help prevent counterfeiting and provides visibility of products throughout the supply chain. The acquisition advances our strategy and expands the Company’s portfolio in growing end markets, including Life Sciences and Food and Beverage.
DLR Acquisition
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
Restructuring
In the second and third quarter of 2025 we initiated restructuring actions as follows:
•We recorded $8.5 million of restructuring expense in the SAT segment, predominantly related to severance charges, associated with the integration of the DLR and OpSec businesses. We expect to substantially complete the restructuring program in 2025, with total costs expected to be in the range of $10 million to $15 million.
•We recorded $2.3 million of restructuring expense in the CPI segment, predominantly related to severance charges. We will continue to evaluate and align CPI’s cost structure with existing economic conditions which could result in additional actions.
Trade Policies and Regulations
We continue to monitor developments in global trade policies and tariff regulations. As of November 5, 2025, we expect to mitigate the majority of tariffs on operating profit with pricing and productivity initiatives. The related macroeconomic uncertainty is also affecting demand, primarily in our CPI vending business, which is driving lower sales volumes. See Item 1A, “Risk Factors” for more details.
Basis of Presentation
See Note 1, “Organization and Basis of Presentation” for more details on financial statement presentation basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Three Month Periods Ended September 30,
The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes. All comparisons below refer to the third quarter 2025 versus the third quarter 2024, unless otherwise specified.

	Three Months Ended September 30,		Favorable/(Unfavorable) Change
(in millions)	2025	2024	$	%
Net sales	$445.1	$403.5	$41.6	10.3%

Cost of sales	$252.5	$232.2	$(20.3)	(8.7)%
as a percentage of sales	56.7%	57.5%
Selling, general and administrative	$107.2	$96.3	$(10.9)	(11.3)%
as a percentage of sales	24.1%	23.9%
Restructuring charges	3.5	—	(3.5)	NM
Operating profit	$81.9	$75.0	$6.9	9.2%
Operating margin	18.4%	18.6%

Other income (expense):
Interest income	0.3	0.4	(0.1)	(25.0)%
Interest expense	(16.2)	(13.4)	(2.8)	(20.9)%
Miscellaneous income (expense), net	0.6	1.3	(0.7)	NM
Total other expense, net	(15.3)	(11.7)	(3.6)	(30.8)%
Income before income taxes	66.6	63.3	3.3	5.2%
Provision for income taxes	15.7	16.2	0.5	3.1%
Net income before allocation to noncontrolling interest	50.9	47.1	3.8	8.1%
Less: Noncontrolling interest in subsidiaries’ earnings	0.4	—	0.4	NM
Net income attributable to common shareholders	$50.5	$47.1	$3.4	7.2%
Sales increased by $41.6 million, or 10.3%, to $445.1 million in 2025. The change in sales included:
•sales benefit from the DLR acquisition of $28.3 million, or 7.0%,
•favorable foreign currency translation of $7.6 million, or 1.9% driven primarily by the strengthening of the euro, British pound, Swedish krona and Japanese yen against the U.S. dollar, and
•core sales increase of $5.7 million, or 1.4%, driven primarily by our SAT segment, partially offset by lower volumes in CPI.
Cost of sales increased by $20.3 million, or 8.7%, to $252.5 million in 2025. The increase was driven primarily by the impact of acquisitions in SAT, higher material and other manufacturing costs, and unfavorable foreign currency translation, partially offset by productivity gains and the impact of lower volumes in CPI.
Selling, general and administrative expenses increased by $10.9 million, or 11.3%, to $107.2 million in 2025. The increase was driven primarily by the impact of acquisitions in SAT and unfavorable foreign currency translation.
Operating profit increased by $6.9 million, or 9.2%, to $81.9 million in 2025. The increase was driven primarily by favorable pricing and productivity gains across both segments, partially offset by the impact of lower volumes in CPI and the dilutive impact of acquisitions. Restructuring charges were largely offset by cost-saving actions.
Our effective tax rate for the three months ended September 30, 2025 was lower than the prior year’s comparable period primarily due to the mix of non-U.S. earnings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Month Periods Ended September 30,
Crane Payment Innovations

	Three Months Ended September 30,		Favorable/(Unfavorable) Change
(in millions)	2025	2024	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$181.3	$190.9	$(9.6)	(5.0)%
Services	35.0	34.0	1.0	2.9%
Total net sales	$216.3	$224.9	$(8.6)	(3.8)%
Cost of sales	$109.2	$113.6	$4.4	3.9%
as a percentage of sales	50.5%	50.5%
Selling, general and administrative	$45.3	$46.7	$1.4	3.0%
as a percentage of sales	20.9%	20.8%
Restructuring charges	$1.1	$—	$(1.1)	NM
Operating profit	$60.7	$64.6	$(3.9)	(6.0)%
Operating margin	28.1%	28.7%
Sales decreased by $8.6 million, or 3.8%, to $216.3 million in 2025, driven by lower core sales of $10.1 million, or 4.5%, partially offset by favorable foreign currency translation of $1.5 million, or 0.7%.
•Sales of Payment Acceptance and Dispensing Products decreased by $9.6 million, or 5.0%, to $181.3 million in 2025. The decrease was driven by a core sales decline of $11.1 million, or 5.8%, as favorable pricing was more than offset by anticipated lower volumes primarily in vending, partially offset by favorable foreign currency translation of $1.5 million, or 0.8%, reflecting the strengthening of the British pound and Japanese yen against the U.S. dollar.
•Service revenue increased by $1.0 million, or 2.9%, to $35.0 million in 2025, driven by favorable pricing.
Cost of sales decreased by $4.4 million, or 3.9%, to $109.2 million in 2025, driven by the impact of lower sales volumes.
Selling, general and administrative expense decreased by $1.4 million, or 3.0%, to $45.3 million in 2025, driven by cost saving actions.
Operating profit decreased by $3.9 million, or 6.0%, to $60.7 million in 2025. The decrease reflected the impact of lower volumes of $9.5 million, or 14.7%, and unfavorable mix of $2.6 million, or 4.0%, partially offset by favorable pricing, net of inflation of $4.1 million, or 6.4%, and productivity gains and net cost saving actions of $4.0 million, or 6.2%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Security and Authentication Technologies

	Three Months Ended September 30,		Favorable/(Unfavorable) Change
(in millions)	2025	2024	$	%
Net sales by product line:
Banknotes and Security Products	$168.2	$145.4	$22.8	15.7%
Authentication Products and Solutions	60.6	33.2	27.4	NM
Total net sales	$228.8	$178.6	$50.2	28.1%
Cost of sales	$143.3	$118.6	$(24.7)	(20.8)%
as a percentage of sales	62.6%	66.4%
Selling, general and administrative	$43.8	$30.7	$(13.1)	(42.7)%
as a percentage of sales	19.1%	17.2%
Restructuring charges	$2.4	$—	$(2.4)	NM
Operating profit	$39.3	$29.3	$10.0	34.1%
Operating margin	17.2%	16.4%
Sales increased by $50.2 million, or 28.1%, to $228.8 million in 2025, driven by the sales benefit from the DLR acquisition of $28.3 million, or 15.8%, core sales growth of $15.8 million, or 8.8%, and favorable foreign currency translation of $6.1 million or 3.4%.
•Banknote and security product sales increased by $22.8 million, or 15.7%, to $168.2 million in 2025. The increase was driven by core sales growth of $16.9 million, or 11.6%, primarily due to higher volumes in U.S. and international markets. Included in the sales increase was favorable foreign currency translation of $5.9 million, or 4.1%, reflecting the strengthening of the euro and Swedish krona against the U.S. dollar.
•Authentication products and solutions sales increased by $27.4 million to $60.6 million in 2025, driven by the sales benefit from the DLR acquisition.
Cost of sales increased by $24.7 million, or 20.8%, to $143.3 million in 2025, due to the impact of the DLR acquisition of $16.2 million, or 13.7%, acquisition related amortization and fair value step-up of $7.1 million, or 6.0%, and unfavorable foreign currency translation of $4.8 million, or 4.0%.
Selling, general and administrative expense increased by $13.1 million, or 42.7%, to $43.8 million in 2025, due to the impact of the DLR acquisition and higher administrative expenses.
Operating profit increased by $10.0 million, or 34.1%, to $39.3 million in 2025, reflecting the impact of higher volumes of $5.8 million, or 19.9%, favorable mix of $4.6 million, or 15.7%, and productivity gains of $4.3 million, or 14.8%, partially offset by dilutive impact of the DLR acquisition of $3.1 million, or 10.5%, predominantly due to acquisition related amortization and fair value step-up.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Nine Month Periods Ended September 30,
The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes. All comparisons below refer to the first nine months of 2025 versus the first nine months of 2024, unless otherwise specified.

	Nine Months Ended September 30,		Favorable/(Unfavorable) Change
(in millions)	2025	2024	$	%
Net sales	$1,179.8	$1,087.7	$92.1	8.5%

Cost of sales	$678.2	$603.1	$(75.1)	(12.5)%
as a percentage of sales	57.5%	55.4%
Selling, general and administrative	$323.7	$283.9	$(39.8)	(14.0)%
as a percentage of sales	27.4%	26.1%
Restructuring charges	$10.8	$2.7	$(8.1)	NM
Operating profit	$167.1	$198.0	$(30.9)	(15.6)%
Operating margin	14.2%	18.2%
Other income (expense):
Interest income	0.7	1.4	(0.7)	(50.0)%
Interest expense	(44.1)	(35.7)	(8.4)	(23.5)%
Miscellaneous income, net	3.8	1.7	2.1	NM
Total other expense, net	(39.6)	(32.6)	(7.0)	(21.5)%
Income before income taxes	127.5	165.4	(37.9)	(22.9)%
Provision for income taxes	29.9	38.9	9.0	23.1%
Net income before allocation to noncontrolling interest	97.6	126.5	(28.9)	(22.8)%
Less: Noncontrolling interest in subsidiaries’ earnings	0.5	—	0.5	NM
Net income attributable to common shareholders	$97.1	$126.5	$(29.4)	(23.2)%
Sales increased by $92.1 million, or 8.5%, to $1,179.8 million in 2025. The change in sales included:
•sales benefit from the DLR and OpSec acquisitions of $89.4 million, or 8.2%,
•core sales decline of $10.2 million, or 0.9%, driven by lower volumes in CPI, and
•favorable foreign currency translation of $12.9 million, or 1.2%, driven by the strengthening of the euro and British pound against the U.S. dollar.
Cost of sales increased by $75.1 million, or 12.5%, to $678.2 million in 2025. The increase was driven by the impact of the DLR acquisition in SAT, under absorption of manufacturing overhead in the Currency business, unfavorable mix in CPI and unfavorable foreign currency translation, partially offset by the impact of lower volumes in CPI and productivity gains across both segments.
Selling, general and administrative expenses increased by $39.8 million, or 14.0%, to $323.7 million in 2025. The increase was driven by the impact of the DLR acquisition in SAT.
Operating profit decreased by $30.9 million, or 15.6%, to $167.1 million in 2025. The decrease was driven by the impact of lower volumes in CPI, the dilutive impact of the DLR acquisition in SAT, under absorption of manufacturing overhead, higher transaction related expenses and unfavorable mix in CPI, partially offset by productivity gains across both segments.
Our effective tax rate for the nine months ended September 30, 2025 was higher than the prior year’s comparable period primarily due to the mix of non-U.S earnings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Nine Month Periods Ended September 30,
Crane Payment Innovations

	Nine Months Ended September 30,		Favorable/(Unfavorable) Change
(in millions)	2025	2024	$	%
Net sales by product line:
Payment Acceptance and Dispensing Products	$528.3	$557.9	$(29.6)	(5.3)%
Services	102.3	100.4	1.9	1.9%
Total net sales	$630.6	$658.3	$(27.7)	(4.2)%
Cost of sales	$324.7	$333.0	$8.3	2.5%
as a percentage of sales	51.5%	50.6%
Selling, general and administrative	$144.2	$143.9	$(0.3)	(0.2)%
as a percentage of sales	22.9%	21.9%
Restructuring charges	$2.3	$2.7	$0.4	14.8%
Operating profit	$159.4	$178.7	$(19.3)	(10.8)%
Operating margin	25.3%	27.1%
Sales decreased by $27.7 million, or 4.2%, to $630.6 million in 2025, driven by lower core sales of $31.1 million, or 4.7%, partially offset by favorable foreign currency translation of $3.4 million, or 0.5%.
•Sales of Payment Acceptance and Dispensing Products decreased $29.6 million, or 5.3%, to $528.3 million in 2025. The decrease reflected lower core sales of $33.0 million, or 5.9%, as favorable pricing was more than offset by anticipated lower volumes primarily in gaming and vending, partially offset by favorable foreign currency translation of $3.4 million, or 0.6%, reflecting the strengthening of the British pound and Japanese yen against the U.S. dollar.
•Service revenue increased by $1.9 million, or 1.9%, to $102.3 million in 2025, driven by favorable pricing.
Cost of sales decreased by $8.3 million, or 2.5%, to $324.7 million in 2025, driven by the impact of lower sales volumes and productivity gains, partially offset by unfavorable mix, higher material and other manufacturing costs and unfavorable foreign currency translation.
Selling, general and administrative expense increased by $0.3 million, or 0.2%, to $144.2 million in 2025, driven by higher administrative costs largely offset by cost-saving actions.
Operating profit decreased by $19.3 million, or 10.8%, to $159.4 million in 2025. The decrease reflected the impact of lower volumes of $25.4 million, or 14.2%, unfavorable mix of $12.9 million, or 7.2%, partially offset by productivity gains of $8.5 million, or 4.7%, and the impact of cost saving actions of $7.7 million, or 4.3%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Security and Authentication Technologies

	Nine Months Ended September 30,		Favorable/(Unfavorable) Change
(in millions)	2025	2024	$	%
Net sales by product line:
Banknotes and Security Products	$405.1	$372.9	$32.2	8.6%
Authentication Products and Solutions	144.1	56.5	87.6	NM
Net sales	$549.2	$429.4	$119.8	27.9%
Cost of sales	$353.5	$270.1	$(83.4)	(30.9)%
as a percentage of sales	64.4%	62.9%
Selling, general and administrative	$127.5	$85.8	$(41.7)	(48.6)%
as a percentage of sales	23.2%	20.0%
Restructuring charges	$8.5	$—	$(8.5)	NM
Operating profit	$59.7	$73.5	$(13.8)	(18.8)%
Operating margin	10.9%	17.1%
Sales increased by $119.8 million, or 27.9%, to $549.2 million in 2025, reflecting the sales benefit from the OpSec and DLR acquisitions of $89.4 million, or 20.8%, higher core sales of $20.9 million, or 4.9%, and favorable foreign currency translation of $9.5 million, or 2.2%.
•Banknote and security product sales increased by $32.2 million, or 8.6%, to $405.1 million in 2025, reflecting higher core sales in both U.S. and international markets, and favorable foreign currency translation, reflecting the strengthening of the euro and Swedish krona against the U.S. dollar.
•Authentication products and solutions sales increased by $87.6 million to $144.1 million in 2025, driven by the sales benefit from acquisitions.
Cost of sales increased by $83.4 million, or 30.9%, to $353.5 million in 2025, due to the impact of the OpSec and DLR acquisitions of $55.8 million, or 20.6%, acquisition related amortization and fair value step-up, under absorption of manufacturing overhead related to the planned equipment shutdown in the first quarter of 2025, unfavorable foreign currency translation, partially offset by productivity gains and the impact of higher volumes.
Selling, general and administrative expense increased by $41.7 million, or 48.6%, to $127.5 million in 2025, due to the impact of acquisitions.
Operating profit decreased by $13.8 million, or 18.8%, to $59.7 million in 2025, reflecting the dilutive impact of the OpSec and DLR acquisitions due to acquisition related amortization and fair value step-up of $16.4 million, or 22.4%, higher manufacturing costs primarily due to the under absorption of manufacturing overhead, net of favorable pricing of $12.2 million, or 16.6%, restructuring charges of $8.5 million, or 11.6%, partially offset by productivity gains of $12.5 million, or 17.0%, the impact of higher volumes of $5.0 million, or 6.8% and favorable mix of $4.5 million, or 6.1%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by (used for):
Operating activities	$135.7	$133.0
Investing activities	(422.7)	(304.4)
Financing activities	293.3	115.8
Effect of exchange rates on cash, cash equivalents and restricted cash	15.1	2.4
Increase (decrease) in cash, cash equivalents and restricted cash	$21.4	$(53.2)

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
In the nine months ended September 30, 2025, we drew down $384.5 million and repaid $413.5 million on our Revolving Facility to support working capital needs. We also drew down £300.0 million, or $400.4 million, on the Term Loan to fund the DLR acquisition and repaid $40.9 million.
Operating Activities
Cash provided by operating activities was $135.7 million in the first nine months of 2025, compared with $133.0 million in the comparable period last year. The increase in cash provided by operating activities was primarily driven by lower working capital requirements.
Investing Activities
Cash used for investing activities primarily consists of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems.
Cash used for investing activities was $422.7 million in the first nine months of 2025, compared with $304.4 million in the comparable period last year. The increase in cash used for investing activities was primarily driven by the payment for the acquisition of DLR.
Financing Activities
Cash provided by financing activities consists primarily of dividend payments to shareholders, repayments of indebtedness, and proceeds from our credit facilities.
Cash provided by financing activities was $293.3 million during the first nine months of 2025, compared with $115.8 million in the comparable period last year. The increase was primarily driven by higher net proceeds from the Term Loan used to fund the acquisition of DLR, partially offset by net payments on the Revolving Facility in the first nine month of 2025 compared to net proceeds from Revolving Facility during the same period in 2024.

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

Item 4. Controls and Procedures
De La Rue Authentication (“DLR”) Acquisition. The Company completed the acquisition of DLR on May 1, 2025. The Company has not yet fully incorporated DLR’s internal controls and procedures into the Company’s internal control over financial reporting and will be completed within the time provided by the applicable rules and regulations of the SEC for a recently acquired business. As such, management excluded DLR from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. DLR constituted approximately 4% of the Company’s total assets, excluding the preliminary value of goodwill and purchased intangible assets, and approximately 6% of the Company’s total net sales as of and for the three months ended September 30, 2025.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2025, there have been no changes in Crane NXT’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings
Discussion of legal matters is incorporated by reference from Part 1, Item 1, Note 12, “Commitments and Contingencies,” of this Quarterly Report on Form 10-Q, and should be considered an integral part of Part II, Item 1, “Legal Proceedings.”
Item 1A. Risk Factors
Information regarding risk factors appears in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as supplemented by the risk factor included in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. There have been no material changes in our risk factors from those disclosed in such Annual Report on Form 10-K
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable
(b) Not applicable
(c) Share Repurchases
We did not make any open-market share repurchases of our common stock during the quarter ended September 30, 2025. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 10.1*	Offer Letter, dated August 24, 2025, between Crane NXT, Co. and Kim DiMaurizio.
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a)
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a)
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b)
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b)
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed with this report
** Furnished with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE NXT, CO.
REGISTRANT

Date
November 5, 2025	By	/s/ Aaron Saak
Aaron Saak
President and Chief Executive Officer

Date	By	/s/ Christina Cristiano
November 5, 2025		Christina Cristiano
Senior Vice President and Chief Financial Officer