Form 10-K
period 2025-12-31
Crane NXT, Co.
filed 2026-02-26
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐         No    ☒
Based on the closing stock price of $53.90 on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $2,639,200,410.
The number of shares outstanding of the registrant’s common stock, par value $1.00, was 57,443,573 at January 31, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2025.

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
•Demand for our products is variable and subject to factors beyond our control, any of which could adversely affect our financial condition, results of operations or cash flow;
•We conduct a substantial portion of our business outside the U.S. and face risks inherent in non-domestic operations, including the risk of tariffs and other trade measures by the U.S. and other countries;
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
•We compete with other industrial technology businesses for employees in the countries in which we operate, and we may not be able to retain our personnel or hire and retain additional personnel needed for us to sustain and grow our business as planned;
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
•Additional tax expense or exposures could adversely affect our financial condition, results of operations and cash flows;
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

Information about our Executive Officers

Name	Position	Business Experience	Age	Executive Officer Since
Aaron W. Saak	President and Chief Executive Officer	President and Chief Executive Officer of Crane NXT since November 2022. President and Chief Executive Officer, Mobility Solutions at Vontier Corporation (a global industrial technology company) from June 2022 to November 2022, and President of Gilbarco Veeder-Root (a subsidiary of Vontier) from February 2018 to June 2022.	52	2022
Christina Cristiano	Senior Vice President and Chief Financial Officer	Senior Vice President and Chief Financial Officer of Crane NXT since March 2023. Vice President, Controller and Principal Accounting Officer from May 2019 to March 2023. Vice President, Controller of Global Accounting and Statutory Reporting of Thomson Reuters (a global technology and information company) from 2009 to May 2019.	53	2023
Paul G. Igoe	Senior Vice President, General Counsel and Secretary	Senior Vice President, General Counsel and Secretary of Crane NXT since March 2023. Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of Excelitas Technologies Corp. (an industrial technology manufacturer) from 2018 to March 2023.	63	2023
Kim DiMaurizio	Senior Vice President, Chief People Officer	Senior Vice President, Chief People Officer of Crane NXT since October 2025. Vice President, Global HR Business Partnering; Organizational & Talent Solutions at Jazz Pharmaceuticals December 2019 to September 2025.	49	2025
Sam Keayes	Senior Vice President, Security and Authentication Technologies	Senior Vice President, Security and Authentication Technologies since May 2024. President, Crane Currency from 2020 to May 2024. Vice President, International Currency from 2019 to 2020.	51	2024
Bianca Shardelow	Vice President, Controller and Chief Accounting Officer	Vice President, Controller and Chief Accounting Officer since April 2023. Chief Audit Executive from October 2019 to April 2023. Global Business Unit Controller of Refinitiv (a global provider of financial markets data and infrastructure) from October 2018 to October 2019.	47	2023

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
In connection with the acquisition of OpSec, we renamed our “Crane Currency” reportable segment to “Security and Authentication Technologies,” which consists of the Crane Currency business and the Crane Authentication business comprised of the acquired OpSec and De La Rue businesses. The CPI segment remains unchanged.
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
Our businesses participate in markets that are highly competitive. Because of the diversity of products manufactured and sold, our businesses typically have a different set of competitors in each geographic area and end market in which they participate. Accordingly, it is not possible to estimate the number of competitors, or precise market share; however, we believe that we are a principal competitor in most of our markets. To compete effectively, we seek to provide high quality products, with technological differentiation, at competitive prices, with superior customer service and timely delivery.
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

The Company has a diverse global workforce located in 35 countries, spanning six continents. At December 31, 2025, we employed approximately 4,800 persons worldwide, of which substantially all were full time employees. In the United States, we employed approximately 2,200 people across 32 locations. Employees based in some foreign countries may, from time to time, be represented by works councils or unions or subject to collective bargaining agreements. We consider our relations with our employees to be good.
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
Demand for our products is variable and subject to factors beyond our control, any of which could adversely affect our financial condition, results of operations or cash flow.
A substantial portion of our sales is concentrated in industries that are subject to market conditions which may cause customer demand for our products to be volatile. Global trends in the use of cash as well as increased durability of banknotes could impact demand. Reductions in demand by these industries would reduce the sales and profitability of our business. Our CPI segment could be affected by sustained weakness in certain geographic markets or certain end markets such as gaming, retail or banking, as well as low employment levels, office occupancy rates and factors affecting vending operator profitability such as higher fuel, food and equipment financing costs; results could also be impacted by unforeseen advances in payment processing technologies. In addition, our results in the SAT segment are subject to significant variability due to the timing and size of contract awards by central banks for banknote production and actual order rates, particularly with the U.S. government. If any of these factors comes to fruition, it could adversely affect our financial condition, results of operation and/or cash flow.
We conduct a substantial portion of our business outside the U.S. and face risks inherent in non-domestic operations.
Net sales by destination outside the U.S. were 50% of our consolidated amounts in 2025. We expect that non-U.S. sales will continue to account for a significant portion of our revenues for the foreseeable future. In addition, our operations outside the U.S. are subject to the risks associated with conducting business internationally, including, but not limited to:
•Economic and political instability, including the risk of geopolitical conflict or territorial incursions, in the countries and regions in which we operate;
•The risks of fluctuations in foreign currency exchange rates, primarily the Japanese yen, the British pound, the euro, and the Swedish krona, could adversely affect our reported results, as amounts earned in other countries are translated into U.S. dollars for reporting purposes; and

•Developments in global trade policy, including possible changes to U.S. trade policies and tariffs and retaliatory trade measures taken by other countries. While we continue to expect to be able to largely offset the impact of tariffs on operating profit with pricing and productivity initiatives, the broader economic implications resulting from market volatility may decrease customer demand and negatively impact revenue and profitability. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs (including in Mexico where our facility operates under the Mexican Maquiladora program, which provides for reduced tariffs and eased import regulations) may adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows. U.S. and foreign policy changes and uncertainty about such changes have resulted in increased market volatility and currency exchange rate fluctuations and may have a material adverse effect on our business, financial condition and results of operations.
Information systems and technology networks failures and breaches in data security, personally identifiable and other information, non-compliance with our contractual or other legal obligations regarding such information, or a violation of our privacy and security policies with respect to such information, could adversely affect us.
We are dependent on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and, in the normal course of our business, we collect and retain certain types of personally identifiable and other information pertaining to our customers, stockholders and employees. The legal, regulatory and contractual environment surrounding information security and privacy is constantly evolving. Companies that collect and retain such information are under increasingly sophisticated and severe attack by cyber-criminals around the world. A theft, loss, fraudulent use or misuse of customer, vendor, employee or our proprietary data by cybercrime or otherwise, non-compliance with our contractual or other legal obligations regarding such data or a violation of our privacy and security policies with respect to such data could adversely impact our reputation and could result in costs, fines, litigation or regulatory action against us. Security breaches can create system disruptions and shutdowns that could result in disruptions to our operations. We cannot be certain that advances in criminal capabilities, including the use of artificial intelligence, new vulnerabilities or other developments will not compromise or breach the security solutions protecting our information technology, networks and systems. A successful cyber-attack on our information systems technology or those of our partners, vendors, or suppliers could adversely affect our ability to process orders, maintain proper levels of inventory, collect accounts receivable and pay expenses, all of which could have an adverse effect on our results of operations, financial condition and cash flows. Failure to effectively prevent, detect and recover from security breaches, including attacks on information technology and infrastructure by hackers, viruses, breaches due to employee error or actions, or other disruptions, could seriously harm our operations as well as the operations of our customers and suppliers. Such serious harm can involve, among other things, misuse of our assets, business disruptions, loss of data, unauthorized access to trade secrets and confidential business information, unauthorized access to personal information, legal claims or proceedings, reporting errors, processing inefficiencies, negative media attention, reputational harm, loss of sales, remediation and increased insurance costs, and interference with regulatory compliance. We have experienced and expect to continue to experience cybersecurity threats, which could be material in the future.
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
•Unidentified issues not discovered in the due diligence process, including legal contingencies;
•Inability of acquired businesses to timely report their results of operations; and
•Challenges in retaining key talent and critical employees from acquired businesses, which could impact operational continuity and the realization of anticipated synergies.

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
Our operations require significant amounts of necessary components and raw materials that are critical to our profitability and can fluctuate in price. We depend on the timely availability of significant quantities of components and raw materials, including metals such as steel and copper, electronic components, and natural fibers such as cotton and flax. The prices of these components and materials are subject to volatility driven by changes in global supply and demand dynamics, trade policies, geopolitical events, and inflationary pressures. In recent periods, we have experienced sustained cost increases for certain materials. Future price escalations, whether due to market conditions or increased tariffs, could negatively impact our cost structure, including margins.
In addition, we rely on single or sole‑source suppliers for certain critical materials and components. If any such supplier encounters financial instability, capacity limitations, quality issues, regulatory impediments, labor shortages, or operational disruptions, we may be unable to obtain alternative sources on a timely basis or at comparable cost. Such circumstances could result in production delays, cost increases, or our inability to meet customer demand or quality specifications.
If we are unable to timely source necessary components or materials, our manufacturing operations may be disrupted, delayed or temporarily stopped, which in turn could adversely affect our results of operations.
We compete with other industrial technology businesses for employees in the countries in which we operate, and we may not be able to retain our personnel or hire and retain additional personnel needed for us to sustain and grow our business as planned.
Our business segments and corporate offices are dependent upon highly qualified personnel, including necessary technical expertise, and we generally are dependent upon the continued efforts of key management employees. Several factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, and other government regulations. We have recently observed an overall tightening and increasingly competitive labor market which has, and could continue to result in, higher compensation costs. While we believe we have a robust intellectual capital process, we may have difficulty retaining key personnel or locating and hiring additional qualified personnel. The loss of personnel or our failure to attract and retain other qualified and experienced personnel could impair our ability to successfully sustain and grow our business and develop and introduce new products, which could adversely affect our results of operations and financial condition.
We may be unable to successfully develop and introduce new products, which would limit our ability to grow and maintain our competitive position and adversely affect our financial condition, results of operations and cash flow.
Our growth depends, in part, on continued sales of existing products, as well as the successful development and introduction of new products or technologies, which face the uncertainty of customer acceptance and reaction from competitors. Any delay in the development or launch of a new product could result in our not being the first to market, which could compromise our competitive position. If new products do not meet targeted performance measures, or a successful counterfeit of our security technology products is produced, we could suffer reputational harm and diminished future sales. Further, the development and introduction of new products may require us to make investments in specialized personnel and capital equipment, increase marketing efforts and reallocate resources away from other uses. We also may need to modify our systems and strategy considering new products that we develop. If we are unable to develop and introduce new products in a cost-effective manner or otherwise manage effectively the operations related to new products, our financial condition, results of operations and cash flows could be adversely impacted.

Our businesses are subject to governmental regulation; failure to comply with those regulations, as well as changes in those regulations, could adversely affect our financial condition, results of operations, cash flows and reputation.
We are required to comply with various import and export control laws, which may affect our transactions with certain customers. In certain circumstances, export control and economic sanctions, and other trade-related regulations may prohibit the export of certain products, services and technologies. In other circumstances we may be required to obtain an export license before exporting the controlled item. Failure to comply with these requirements might result in suspension of these contracts and suspension or debarment from government contracting or subcontracting. Further, we are subject to the Foreign Corrupt Practices Act, which prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business or securing any improper advantage. We are also subject to the anti-bribery laws of other jurisdictions. Moreover, we conduct business with central banks in countries with high corruption indexes. Due to the nature of our businesses, the countries in which we seek to sell products, and robust regulatory regimes, we are at risk of incurring civil and criminal liability, monetary and non-monetary penalties, fines, disruptions to our business, limitations on our ability to export products and services, and damage to our reputation.
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
We rely on a combination of trade secrets, patents, trademarks, copyrights and confidentiality practices to protect our products and technology. Existing trade secret, patent, trademark and copyright laws offer only limited protection and in some cases for a limited duration. Further, our patents could be invalidated or circumvented. In addition, others may develop substantially equivalent, or superseding proprietary technology, or competitors may offer equivalent non-infringing products in competition with our products, thereby substantially reducing the value of our proprietary rights and technology position in the market. The laws of some foreign countries in which our products are or may be manufactured or sold may not protect our products or intellectual property rights to the same extent in the U.S. We cannot assure that the steps we take to protect our intellectual property will be adequate to prevent misappropriation of our technology. We could incur significant and/or unexpected costs in our efforts to avoid, manage, defend and litigate intellectual property matters. Our inability to protect our intellectual property could have an adverse effect on our financial condition, results of operations and cash flows.
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
•Defending lawsuits and becoming involved in investigations may divert our management’s attention and may cause us to incur significant expenses. In addition, we may be required to pay damage awards, penalties or settlements, or become subject to injunctions or other equitable remedies, that could cause reputational harm and have a material adverse effect on our business, financial condition, results of operations and cash flows.
•Our operations are subject to extensive environmental and health and safety laws and regulations, which impose limitations on the discharge of pollutants into the ground, air and water and establish standards for the generation, treatment, use, storage and disposal of solid and hazardous wastes. We must also comply with various health and safety regulations in the U.S. and abroad. The costs of compliance with these regulations may increase over time. Failure to comply with any of these laws could result in civil and criminal liability, substantial monetary and non-monetary penalties and damage to our reputation. In addition, we cannot provide assurance that our costs related to remedial efforts or alleged environmental damage associated with past or current waste disposal practices or other hazardous materials handling practices will not exceed our estimates or adversely affect our financial condition, results of operations and cash flows.

•We face an inherent risk of exposure to product liability and other claims if our products are defective or if their use causes harm to persons or property, and we may incur liability if we are unable to successfully defend such claims. Consistent with industry practice, we provide warranties on many of our products, and we could incur costs related to warranty or breach‑of‑contract claims if our products contain manufacturing or design defects or fail to meet contractual or customer specifications. Although we estimate future warranty costs based on historical trends and product sales, these estimates may be inaccurate, resulting in insufficient warranty reserves. Because many of our products are sophisticated and complex and may incorporate or rely on third‑party hardware, software, and data, notwithstanding testing and quality control, defects or errors may still occur. Undetected defects, performance failures, or deviations from customer expectations could lead to loss of customers, contractual liabilities, additional development and operational costs, or delays in customer acceptance. Moreover, because customers deploy our software in diverse and complex environments, including varied hardware, platforms, system management tools, and network configurations, the likelihood of technical issues may increase, and when products are integrated with other components or software, identifying the source of any defect or error may be difficult. If any of these risks materialize, we could face increased costs and expenses, exposure to liability claims, diversion of technical and other resources, loss of customers, or negative publicity, any of which could adversely affect our business and results of operations.
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
We are committed to continuous productivity improvement, and we continue to evaluate opportunities to reduce costs, simplify or improve global processes, and increase the reliability of order fulfillment and satisfaction of customer needs. To operate more efficiently and control costs, from time to time we execute restructuring activities, which include workforce reductions and facility consolidations. For example, we recorded pre-tax restructuring charges in 2025 and 2024. While these proactive actions are intended to increase our productivity and operating effectiveness, if demand for our products exceeds our available manufacturing capacity or we are unable to scale production quickly, we may experience delays in fulfilling orders, increased lead times, and potential loss of sales or customer relationships. Conversely, our inability to adequately and timely respond to potential declines in global demand for our products and services to properly align our cost base could have an adverse effect on our financial condition, results of operations and cash flows.
We face significant competition which may adversely impact our financial condition, results of operations, and cash flows in the future.
While we are a principal competitor in most of our markets, all our markets are highly competitive. The competitors in many of our business segments can be expected to improve technologies, reduce costs and develop and introduce new products. The ability of our business segments to achieve similar advances will be important to our competitive positions. Competitive pressures, including those discussed above, could cause one or more of our business segments to lose market share or could result in significant price erosion, which could have an adverse effect on our financial condition, results of operations and cash flows.
Additional tax expense or exposures could adversely affect our financial condition, results of operations and cash flows.
We are subject to income taxes in the U.S. and various international jurisdictions. Our financial condition, results of operations and cash flow could be adversely affected by changes to any or all the following: tax laws, regulations, accounting principles and judicial rulings, the geographic mix of our earnings, the valuation of our deferred tax assets and liabilities, and the results of audits and examinations of previously filed tax returns.

Our future results of operations and financial condition could be adversely impacted by intangible asset impairment charges.
As of December 31, 2025, we had goodwill and other intangible assets, net of accumulated amortization, of $1,721.2 million, which represented approximately 55% of our total assets. Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired assets. We may subsequently experience unforeseen issues with such business that adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have an adverse effect on our future financial condition and results of operations.
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
•We and Crane Company entered into certain agreements in connection with the separation transaction, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, an intellectual property matters agreement and an employee matters agreement, which provide for certain obligations of each company for the benefit of the other for a period of time after the completion of the separation transaction. If Crane Company is unable, or otherwise fails, to satisfy its indemnification obligations, we could incur operational difficulties or losses and experience an adverse impact on our financial condition, results of operations and cash flows.
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

Item 2. Properties
The following is a summary of our principal facilities as of December 31, 2025:

	Facilities - Owned
Location	Crane Payment Innovations		Security and Authentication Technologies		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	2	663,558	6	852,773	—	—	8	1,516,331
Europe	2	242,212	1	490,501	—	—	3	732,713
Other international	2	294,666	—	—	—	—	2	294,666
	6	1,200,436	7	1,343,274	—	—	13	2,543,710
Non-Manufacturing
United States	3	135,689	3	18,811	—	—	6	154,500
Europe	1	11,000	—	—	—	—	1	11,000
	4	146,689	3	18,811	—	—	7	165,500

	Facilities - Leased
Location	Crane Payment Innovations		Security and Authentication Technologies		Corporate		Total
	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)	Number	Area (sq. ft.)
Manufacturing
United States	—	—	4	380,806	—	—	4	380,806
Europe	—	—	3	339,187	—	—	3	339,187
	—	—	7	719,993	—	—	7	719,993
Non-Manufacturing
United States	7	125,074	5	142,902	2	18,253	14	286,229
Canada	2	11,704	—	—	—	—	2	11,704
Europe	2	31,734	6	45,215	—	—	8	76,949
Other international	7	22,127	11	44,059	—	—	18	66,186
	18	190,639	22	232,176	2	18,253	42	441,068

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
Crane NXT, Co. common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol "CXT". As of December 31, 2025, there were 1,393 holders of record of Crane NXT, Co. common stock.
Stock Performance Graph
The following chart compares the total stockholder returns (stock price increase plus reinvested dividends) on our common stock from April 4, 2023, the date our stock commenced regular-way trading on the NYSE, through December 31, 2025 with the total stockholder returns for the S&P 500 Index and the S&P MidCap 400 Capital Goods Index. The graph assumes that the value of the investment in the common stock and each index was $100 on April 4, 2023 and that all dividends were reinvested.

COMPARISON OF CUMULATIVE TOTAL RETURNS
Among CraneNXT, Co., S&P 500, and S&P 400 Mid Cap Capital Goods
April 3, 2023 to December 31, 2025

$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
Apr-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
Sep-25
Dec-25
Crane NXT, Co.
S&P 500
S&P 400 Mid Cap Capital Goods

	Apr-23	Jun-23	Sep-23	Dec-23	Mar-24	Jun-24	Sep-24	Dec-24	Mar-25	Jun-25	Sep-25	Dec-25
Crane NXT, Co.	$ 100	$ 142	$ 141	$ 144	$ 157	$ 157	$ 143	$ 149	$ 132	$ 139	$ 173	$ 122
S&P 500	$ 100	$ 108	$ 105	$ 117	$ 129	$ 135	$ 143	$ 146	$ 140	$ 155	$ 168	$ 172
S&P 400 Mid Cap Capital Goods	$ 100	$ 114	$ 110	$ 126	$ 144	$ 136	$ 147	$ 145	$ 134	$ 156	$ 173	$ 175

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Transactions
Credit Facilities
On December 15, 2025, in connection with the closing of the first phase of the Antares Vision acquisition, we amended our Credit Agreement to provide for a €430 million senior secured delayed draw term loan facility (the “Term Loan B”) with a maturity date of December 15, 2032. On December 16, 2025, we drew €112.1 million, or $131.7 million, of the Term Loan B. The remaining Term Loan B will be used to fund the remaining phases of the Antares Vision acquisition. In addition, the amended credit agreement provides for maturity extensions on our existing Term Loan A and Revolving Facility to December 15, 2030 and increased the Revolving Facility to $800 million.
For the year ended December 31, 2025, we drew $406.5 million and repaid $490.5 million on our Revolving Facility to fund working capital requirements. We also drew £300.0 million, or $400.4 million, on the Term Loan A to fund the DLR acquisition and repaid $40.9 million.
In the fourth quarter of 2025 we designated our euro‑denominated Term Loan B as a net investment hedge of certain foreign subsidiaries to mitigate the impact of foreign currency exchange rate fluctuations on the Company’s net investments in those subsidiaries. We recorded $0.2 million gain in Currency Translation Adjustment (“CTA”), a component of Accumulated Other Comprehensive Income (“AOCI”), for the year ended December 31, 2025.
Antares Vision Acquisition
On December 16, 2025, Crane NXT, through a newly formed Italian joint stock company (“ITT”), initiated a multi-phase acquisition of Antares Vision S.p.A. (“Antares Vision”). In the first phase, Crane NXT acquired a 32.3% equity interest in Antares Vision for €117.3 million (approximately $137.8 million), at a purchase price of €5.00 per share. Following the initial investment, Crane NXT launched a mandatory tender offer under applicable Italian law to acquire the remaining publicly traded shares at the same per-share price. Upon completion of the mandatory tender offer Crane NXT will implement steps aimed at delisting Antares Vision and acquire the remaining stake owned by Regolo S.p.A. As a result of the transaction, Antares Vision will become a subsidiary of Crane NXT. We expect the final phase of the transaction to be completed in 2026. The acquisition is funded through the Term Loan B (as described in Note 14, “Financing”).
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
DLR Acquisition
On May 1, 2025, we acquired De La Rue Authentication Solutions (“DLR”) for a base purchase price of £300 million. We utilized the Term Loan A to fund the acquisition. DLR is a leading global provider of digital and physical security and authentication technologies to governments and brands, and expands our portfolio of authentication solutions.
De La Rue was combined with OpSec Security to form “Crane Authentication” within the Security and Authentication Technologies segment upon close.
Restructuring
In 2025 we initiated restructuring actions as follows:
•We recorded $12.1 million of restructuring expense in the SAT segment, predominantly related to severance charges, associated with the integration of the DLR and OpSec businesses. Certain remaining actions, including completion of facility‑related exit activities are expected to continue into 2026. Total program costs are expected to be in the range of $15 million to $17 million.
•We recorded $4.7 million of restructuring expense in the CPI segment, predominantly related to severance charges. We continue to evaluate and align CPI’s cost structure with existing economic conditions which could result in additional actions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trade Policies and Regulations
We continue to monitor developments in global trade policies and tariff regulations. As of February 26, 2026, we expect to mitigate the majority of tariffs on operating profit with pricing and productivity initiatives. The related macroeconomic uncertainty is also affecting demand, primarily in our CPI vending business, which is driving lower sales volumes. See Item 1A, “Risk Factors” for more details.
This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results from Operations - For the Years ended December 31, 2025, 2024 and 2023

	For the year ended December 31,			2025 vs 2024 Favorable / (Unfavorable) Change		2024 vs 2023 Favorable / (Unfavorable) Change
(in millions, except %)	2025	2024	2023	$	%	$	%
Net sales:
Crane Payment Innovations	$846.6	$873.2	$886.4	$(26.6)	(3.0)%	$(13.2)	(1.5)%
Security and Authentication Technologies	810.1	613.6	504.9	196.5	32.0%	108.7	21.5%
Total net sales	$1,656.7	$1,486.8	$1,391.3	$169.9	11.4%	$95.5	6.9%
Sales growth:
Core sales				$10.1	0.7%	$15.7	1.1%
Foreign exchange				26.8	1.8%	(6.2)	(0.4)%
Acquisitions				133.0	8.9%	86.0	6.2%
Total sales growth				$169.9	11.4%	$95.5	6.9%
Cost of sales	$952.9	$821.7	$737.2	$(131.2)	(16.0)%	$(84.5)	(11.5)%
Selling, general and administrative	$440.3	$386.2	$366.8	$(54.1)	(14.0)%	$(19.4)	(5.3)%
Restructuring charges	$16.8	$10.1	$0.5	$(6.7)	(66.3)%	$(9.6)	NM
Operating profit (loss):
Crane Payment Innovations	$221.6	$228.4	$242.8	$(6.8)	(3.0)%	$(14.4)	(5.9)%
Security and Authentication Technologies	97.4	110.9	116.3	(13.5)	(12.2)%	(5.4)	(4.6)%
Corporate	(72.3)	(70.5)	(72.3)	(1.8)	(2.6)%	1.8	2.5%
Total operating profit	$246.7	$268.8	$286.8	$(22.1)	(8.2)%	$(18.0)	(6.3)%
Operating margin:
Crane Payment Innovations	26.2%	26.2%	27.4%
Security and Authentication Technologies	12.0%	18.1%	23.0%
Total operating margin	14.9%	18.1%	20.6%

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Items Affecting Comparability of Reported Results
The comparability of our results for the years ended December 31, 2025, 2024 and 2023 is affected by the following significant items:
The Separation
Our financial statements for periods prior to the Separation are comprised of combined carve-out financial statements representing only our operations, assets, liabilities and equity on a stand-alone basis derived from the consolidated financial statements and accounting records of Holdings.
Transaction Related Expenses
We incurred transaction related expenses of $24.1 million, $19.9 million and $22.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, recorded in “Selling, general and administrative” in the Consolidated and Combined Statements of Operations. These transaction related expenses primarily consist of professional service fees incurred in connection with acquisitions and the Separation. These expenses are predominantly recorded in Corporate expense.
Restructuring Charges
In response to challenging industry conditions and to realign the cost structure with existing economic conditions in the CPI segment, we recorded restructuring charges of $4.7 million, $10.1 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. In addition, we recorded restructuring expenses of $12.1 million in the SAT segment during 2025, primarily associated with the integration of the DLR and OpSec businesses.
OVERALL
2025 compared with 2024
Sales increased by $169.9 million, or 11.4%, to $1,656.7 million in 2025. The change in sales included:
•Sales benefit from the De La Rue and OpSec acquisitions of $133.0 million, or 8.9%,
•Core sales growth of $10.1 million, or 0.7%, driven primarily by the Currency business, partially offset by lower volumes in CPI.
•Favorable foreign currency translation of $26.8 million, or 1.8%, driven primarily by the strengthening of the euro, Swedish krona, British pound and Japanese yen against the U.S. dollar.
Cost of sales increased by $131.2 million, or 16.0%, to $952.9 million in 2025. The increase was driven primarily by the impact of acquisitions in SAT, higher material and other manufacturing costs, unfavorable mix and unfavorable foreign currency translation, partially offset by productivity gains and the impact of lower volumes in CPI.
Selling, general and administrative expenses increased by $54.1 million, or 14.0%, to $440.3 million in 2025. The increase was driven primarily by the SAT acquisitions of $45.3 million, or 11.7% and unfavorable foreign currency transaction.
Operating profit decreased by $22.1 million, or 8.2%, to $246.7 million in 2025. The decrease was primarily driven by the dilutive impact of acquisitions, higher material and other manufacturing costs, unfavorable mix and the impact of lower volumes in CPI, partially offset by favorable pricing, cost saving actions and productivity gains.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRANE PAYMENT INNOVATIONS

(in millions, except %) For the year ended December 31,	2025	2024	2023
Net sales by product line:
Payment Acceptance and Dispensing Products	$709.4	$739.9	$758.7
Services	137.2	133.3	127.7
Total net sales	$846.6	$873.2	$886.4
Cost of sales	$432.3	$440.4	$439.4
Selling, general and administrative (a)	$192.7	$204.4	$204.2
Operating profit	$221.6	$228.4	$242.8
Assets	$1,183.0	$1,187.1	$1,279.1
Backlog	$113.4	$145.8	$216.8
Operating margin	26.2%	26.2%	27.4%

(a)	Selling, general and administrative expense includes restructuring charges of $4.7 million, $10.1 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
2025 compared to 2024
Sales decreased by $26.6 million, or 3.0%, to $846.6 million in 2025, driven by lower core sales of $31.7 million, or 3.6%, offset by favorable foreign currency translation of $5.1 million, or 0.6%.
•Sales of Payment Acceptance and Dispensing Products decreased $30.5 million, or 4.1%, to $709.4 million in 2025. The decrease reflected lower core sales of $35.6 million, or 4.8%, as favorable pricing was more than offset by lower volumes primarily in vending. The decrease was partially offset by favorable foreign currency translation of $5.1 million, or 0.7%, primarily reflecting the strengthening of the British pound and Japanese yen against the U.S. dollar.
•Service revenue increased by $3.9 million, or 2.9%, to $137.2 million in 2025, primarily driven by favorable pricing.
Cost of sales decreased by $8.1 million, or 1.8%, to $432.3 million in 2025, driven by the impact of lower sales volumes and productivity gains, partially offset by unfavorable mix, higher material and other manufacturing costs and unfavorable foreign currency translation.
Selling, general and administrative expense decreased by $11.7 million, or 5.7%, to $192.7 million in 2025, primarily due to cost saving actions and lower restructuring charges.
Operating profit decreased by $6.8 million, or 3.0%, to $221.6 million in 2025. The decrease primarily reflected the impact of lower volumes of $27.8 million, or 12.2%, and unfavorable mix of $16.4 million, or 7.2%, partially offset by favorable pricing, net of inflation, productivity gains and cost saving actions of $32.0 million, or 14.0%, and lower restructuring charges of $5.4 million, or 2.4%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECURITY AND AUTHENTICATION TECHNOLOGIES

(in millions, except %) For the year ended December 31,	2025	2024	2023
Net sales by product line:
Banknotes and Security Products	$592.4	$521.9	$500.4
Authentication Products and Solutions	217.7	91.7	4.5
Total net sales	$810.1	$613.6	$504.9
Cost of sales	$520.6	$381.3	$297.8
Selling, general and administrative	$192.1	$121.4	$90.8
Operating profit	$97.4	$110.9	$116.3
Assets	$1,734.9	$1,178.2	$814.4
Backlog	$379.4	$248.3	$243.0
Operating margin	12.0%	18.1%	23.0%

(a)	Selling, general and administrative expense includes restructuring charges of $12.1 million for the years ended December 31, 2025.

2025 compared to 2024
Sales increased by $196.5 million, or 32.0%, to $810.1 million in 2025, primarily reflecting the sales benefit of acquisitions of $133.0 million, or 21.7%, higher core sales of $41.8 million, or 6.8% and favorable foreign currency translation of $21.7 million, or 3.5%.
•Banknote and security product sales increased by $70.5 million, or 13.5%, to $592.4 million in 2025, driven by higher sales in international markets and favorable foreign currency translation reflecting the strengthening of the Euro and Swedish Krona against the U.S. dollar.
•Authentication products and solutions sales increased by $126.0 million to $217.7 million in 2025, driven by the sales benefit from acquisitions.
Cost of sales increased by $139.3 million, or 36.5%, to $520.6 million in 2025, primarily due to the impact of the SAT acquisitions of $79.4M million, or 20.8%, acquisition related amortization and fair value step-up, higher material and other manufacturing costs, and unfavorable foreign currency translation, partially offset by productivity gains.
Selling, general and administrative expense increased by $70.7 million, or 58.2%, to $192.1 million in 2025, primarily due to the impact of acquisitions and restructuring charges associated with the integration of the De La Rue and OpSec businesses.
Operating profit decreased by $13.5 million, or 12.2%, to $97.4 million in 2025, primarily due to higher material and other manufacturing costs net of favorable pricing of $31.2 million, or 28.1%, higher restructuring charges of $12.1 million, or 10.9%, partially offset by productivity gains and cost saving actions of $26.7 million, or 24.0%. The dilutive impact of acquisitions of $15.0 million, or 13.5%, was offset by the impact of higher volumes.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE

(in millions) For the year ended December 31,	2025	2024	2023
Corporate expenses	$72.3	$70.5	$72.3

Corporate expenses increased by $1.8 million, or 2.6%, in 2025 compared with 2024, primarily related to higher compensation and benefit costs.

INTEREST AND MISCELLANEOUS INCOME, NET

(in millions) For the year ended December 31,	2025	2024	2023
Interest income	$1.0	$1.6	$1.1
Interest expense	$(60.3)	$(47.8)	$(48.1)
Related party interest expense*	$—	$—	$(2.5)
Equity investment (loss) gain	$(11.5)	$0.8	$—
Miscellaneous income, net	$5.1	$3.0	$2.5
* Related party interest with Crane Company incurred prior to the Separation.

Interest expense increased by $12.5 million, or 26.2%, in 2025 compared with 2024 due to higher debt outstanding in 2025 to fund acquisitions.
Equity investment loss increased by $12.3 million in 2025 compared with 2024 driven by stock-based compensation issued to senior management of Antares Vision, as a result of acquiring a 32.3% equity interest in the fourth quarter of 2025. See Note 3 “Acquisitions”

INCOME TAX

(in millions, except %) For the year ended December 31,	2025	2024	2023
Income before tax — U.S.	$91.5	$78.2	$97.4
Income before tax — non-U.S.	89.5	148.2	142.4
Income before tax — worldwide	$181.0	$226.4	$239.8
Provision for income taxes	$35.9	$42.3	$51.5
Effective tax rate	19.8%	18.7%	21.5%

Our effective tax rate is affected by both recurring and discrete items, including the mix of jurisdictional earnings, acquisitions and dispositions, changes in the valuation of our deferred tax assets and liabilities, changing regulations, the continued availability of statutory tax credits and deductions, and examinations initiated by tax authorities around the world.
Our 2025 effective tax rate of 19.8% is higher than the prior year’s comparable period due to the mix in jurisdictional earnings.
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes various changes to the U.S. corporate income tax system including, but not limited to, the immediate expensing of qualifying research and development expenses and the permanent extension of certain provisions initially enacted within the Tax Cuts and Jobs Act. Based on the Company’s evaluation of the provisions, these tax law changes did not have a material impact on the Company’s financial statements.
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2 tax”) that has been agreed upon by over 140 member jurisdictions including the United States. Pillar 2 addresses the risks associated with profit shifting to entities in low tax jurisdictions. The Pillar 2 tax liability for the Company in 2025 was approximately $1.3 million. On January 5, 2026, the US Treasury Department and OECD have agreed in principle to adopt a side-by-side tax system that will exempt US parented companies from Pillar 2 taxes starting in 2026.
See "Application of Critical Accounting Policies" included later in this Item 7 for additional information about our provision for income taxes. A reconciliation of the statutory U.S. federal tax rate to our effective tax rate is set forth in Item 8 under Note 10, "Income Taxes" in the Notes to Consolidated and Combined Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

(in millions) For the year ended December 31,	2025	2024	2023
Net cash provided by (used for):
Operating activities	$241.5	$214.1	$276.3
Investing activities	(549.0)	(318.0)	(31.1)
Financing activities	363.6	62.1	(252.5)
Effect of exchange rates on cash, cash equivalents and restricted cash	16.7	(12.0)	3.8
Increase (Decrease) in cash, cash equivalents and restricted cash	$72.8	$(53.8)	$(3.5)
Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to stockholders by reinvesting in existing businesses, by making acquisitions that will strengthen and complement our portfolio; by divesting businesses that are no longer strategic or aligned with our portfolio and where such divestitures can generate capacity for strategic investments and initiatives that further optimize our portfolio; by paying dividends and repaying prepayable debt. At any given time, and from time to time, we may be evaluating one or more of these opportunities.
Our current cash balance, together with cash we expect to generate from future operations along with borrowings available under the Credit Agreement, is expected to be sufficient to finance our short- and long-term capital requirements. In addition, we believe our credit ratings afford us adequate access to public and private debt markets.
We had net proceeds of $126.0 million from the Revolving Facility as of December 31, 2025. As of December 31, 2025, we drew down $532 million on term loans to fund the De La Rue and Antares acquisitions, and repaid $40.9 million. Please see Item 8 under Note 14, “Financing” in the Consolidated and Combined Financial Statements for additional details.
Operating Activities
Cash provided by operating activities was $241.5 million in 2025, compared with $214.1 million in 2024. The increase in cash provided by operating activities was primarily driven by improved working capital management.
Investing Activities
Cash used for investing activities primarily consists of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems. We expect capital expenditures of approximately $75 million to $80 million in 2026.
Cash used for investing activities was $549.0 million in 2025, compared with $318.0 million in 2024. The increase was primarily driven by the $391.1 million De La Rue acquisition and $116.5 million investment in Antares Vision in 2025, which together were $237.7 million higher than the $269.9 million OpSec acquisition in 2024.
Financing Activities
Cash provided by (used for) financing activities consists primarily of dividend payments to shareholders, repayments of indebtedness, proceeds from our credit facilities and investments from our stakeholders.
Cash provided by financing activities was $363.6 million in 2025, compared with $62.1 million in 2024. The increase was primarily attributable to proceeds from term loan borrowings in 2025 to fund the De La Rue and Antares Vision acquisitions, partially offset by higher repayments on the Revolving Facility.
Financing Arrangements
Total debt was $1,139.5 million and $750.6 million as of December 31, 2025, and 2024, respectively. Our indebtedness as of December 31, 2025 was as follows:
•$126.0 million related to the Revolving Facility;
•$198.8 million of 6.55% notes due 2036;
•$346.9 million of 4.20% notes due 2048; and
•$481.2 million related to the term loan borrowings.
See Item 8 under Note 14, “Financing,” in the Notes to Consolidated and Combined Financial Statements for details regarding our financing arrangements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Credit Ratings
As of December 31, 2025, Crane NXT’s Corporate Rating was BB+ by S&P Global Ratings with a Stable Outlook and Ba1 with a Stable Outlook by Moody’s Investor Services. Our senior secured debt was rated BB+ by S&P Global Ratings with a Stable outlook and Baa3 with a Stable Outlook by Moody’s Investor Service. Our senior unsecured debt was rated BB- by S&P Global Ratings with a Stable outlook and Ba2 with a Stable outlook by Moody’s Investors Service. We believe that these ratings afford us adequate access to the public and private debt markets.
Contractual Obligations
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our short-term and long-term debt agreements and rent payments required under operating lease agreements. The following table summarizes our cash obligations as of December 31, 2025:

	Payment due by Period
(in millions)	Total	2026	2027 -2028	2029 -2030	2031 and after
Debt (a)	$1,044.2	$9.1	$27.2	$326.3	$681.6
Fixed interest payments (b)	480.6	27.8	55.6	55.6	341.6
Operating lease payments	102.6	17.7	23.1	13.9	47.9
Purchase obligations	44.8	34.2	7.8	2.8	—
Pension and postretirement benefits (c)	50.2	4.9	10.0	10.1	25.2
Other long-term liabilities reflected on Consolidated Balance Sheets (d)	—	—	—	—	—
Total	$1,722.4	$93.7	$123.7	$408.7	$1,096.3
(a) Debt includes scheduled principal payments.
(b) Variable interest payments are excluded because the underlying interest rates will depend on changes in market-based rates and cannot be reasonably estimated.
(c) Pension benefits are funded by the respective pension trusts. The postretirement benefit component of the obligation is approximately $1.0 million per year for which there is no trust and will be directly funded by us. Pension benefits are included through 2035.
(d) As the timing of future cash outflows is uncertain, the following long-term liabilities (and related balances) are excluded from the above table: gross unrecognized tax benefits of $5.5 million and related gross interest and penalties of $1.1 million.
(e)    Pursuant to the Antares acquisition agreements, the Company is obligated to initiate a mandatory tender offer for the acquisition of the publicly traded shares of Antares. These contractual obligations are not included in the schedule above due to uncertainty regarding the number of shares that will be tendered. The transaction is expected to be funded through available capacity under the Term Loan B facility. Refer to Note 3, “Acquisition,” and Note 14, “Financing,” for additional information.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Structure
The following table sets forth our capitalization:

(in millions, except %) December 31,	2025	2024
Short-term borrowings	$135.1	$210.0
Long-term debt	1,004.4	540.6
Total debt	$1,139.5	$750.6
Equity	$1,249.9	$1,064.9
Capitalization	$2,389.4	$1,815.5
Debt to capitalization	47.7%	41.3%

Total debt	$1,139.5	$750.6
Less cash and cash equivalents	233.8	165.8
Net debt (a)	$905.7	$584.8
Equity	$1,249.9	$1,064.9
Net capitalization (a)	$2,155.6	$1,649.7
Net debt to equity (a)	72.5%	54.9%
Net debt to net capitalization (a)	42.0%	35.4%

(a)	Net debt, a non-GAAP measure, represents total debt less cash and cash equivalents. Net debt is comprised of components disclosed above which are presented on our Consolidated Balance Sheets. Net capitalization, a non-GAAP measure, represents Net Debt plus Equity. We report our financial results in accordance with U.S. generally accepted accounting principles (U.S. GAAP). However, management believes that certain non-GAAP financial measures, which include the presentation of net debt and net capitalization, provide useful information about our ability to satisfy our debt obligation with currently available funds. Management also uses these non-GAAP financial measures in making financial, operating, planning and compensation decisions and in evaluating our performance. Non-GAAP financial measures, which may be inconsistent with similarly captioned measures presented by other companies, should be viewed in the context of the definitions of the elements of such measures we provide and in addition to, and not as a substitute for, our reported results prepared and presented in accordance with U.S. GAAP.
In 2025, equity increased $185.0 million as a result of net income attributable to common shareholders of $145.1 million, the impact of equity-based awards and related settlement activities of $9.8 million, currency translation adjustment of $72.2 million, and changes in pension and postretirement plan assets and benefit obligations, net of tax of $0.5 million. These increases were partially offset by cash dividends of $39.0 million, and noncontrolling interest of acquired entity of $3.6 million.

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
When products are customized or products are sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, and under certain international government contracts, revenue is recognized over time because control is transferred continuously to customers, as the contract progresses. We exercise judgment to determine whether the products have an alternative use to us. When an alternative use does not exist for these products and we are entitled to payment for performance completed to date which includes a reasonable profit margin, revenue is recognized over time. When a contract contains clauses indicating that the customer owns any work-in-progress as the contracted product is being built, revenue is recognized over time. The measure of progress applied by us is the cost-to-cost method as this provides the most faithful depiction of the pattern of transfer of control. Under this method, we measure progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. This method effectively reflects our progress toward completion, as this methodology includes any work-in-process amounts as part of the measure of progress. Costs incurred represent work performed, which corresponds with, and thereby depicts, the transfer of control to the customer. Total revenue recognized and cost estimates are updated monthly. In 2025, the Company recognized approximately $225 million in revenue over time related to products.
These estimates are subject to uncertainties and require judgment. Estimates of contract costs include labor hours and rates, and material costs. These estimates consider historical performance, the complexity of the work to be performed, the estimated time to complete the project, and other economic factors such as inflation and market rates. We update our estimates on a periodic basis and any revisions to such estimates are recorded in earnings in the period in which they are determined. Provisions for estimated losses, if any, on uncompleted long-term contracts, are made in the period in which such losses are determined. We do not believe that any discrete event or adjustment in contract estimates for 2025, 2024 or 2023 was material to the consolidated and combined statements of operations for such annual periods.
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
Goodwill and Other Intangible Assets.  As of December 31, 2025, we had $1,164.0 million of goodwill and $557.2 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives included within intellectual property rights. As of December 31, 2024, we had $956.6 million of goodwill and $419.3 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives included within intellectual property rights.
Our business acquisitions have typically resulted in the recognition of goodwill and other intangible assets. We follow the provisions under ASC Topic 350, “Intangibles – Goodwill and Other” (“ASC 350”) as it relates to the accounting for goodwill in the Consolidated and Combined Financial Statements. These provisions require that we, on at least an annual basis, evaluate the fair value of the reporting units to which goodwill is assigned and attributed and compare that fair value to the carrying value of the reporting unit to determine if an impairment has occurred. We perform our annual impairment testing during the fourth quarter. Impairment testing takes place more often than annually if events or circumstances indicate a change in status that would indicate a potential impairment. We believe that there have been no events or circumstances which would more likely than not reduce the fair value of our reporting units below its carrying value. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of December 31, 2025, we had three reporting units.
When performing our annual impairment assessment, we compare the fair value of each of our reporting units to our respective carrying value. Goodwill is potentially impaired when the net book value of the reporting unit exceeds its estimated fair value. Fair values are established primarily by discounting estimated future cash flows at an estimated cost of capital which varies for each reporting unit and which, as of our most recent annual impairment assessment, ranged between 11.0% and 12.0% (a weighted average of 11.5%), reflecting the respective inherent business risk of each of the reporting units tested. This methodology for valuing our reporting units (commonly referred to as the Income Method) has not changed since the adoption of the provisions under ASC 350. The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions.
There are inherent uncertainties related to these assumptions, including changes in factors outside management control such as market conditions, and management judgment is necessary in applying them to the analysis of goodwill impairment. In addition to the foregoing, for each reporting unit, market multiples are used to corroborate discounted cash flow results where fair value is estimated based on earnings multiples determined by available public information of comparable businesses. No impairment charges have been required during 2025, 2024 and 2023.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Furthermore, to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in a fair value calculation significantly exceeding our carrying value for each of our reporting units, except for the recently acquired Authentication reporting unit which was less than 10%. Authentication’s goodwill represents 27.9% of the total goodwill of the Company. Due to the nature of acquisitions, these reporting units are inherently more sensitive to fluctuations in projected performance or market conditions. Although we believe our estimates and assumptions are reasonable, actual results may differ due to factors such as market conditions, interest rate changes, or lower than expected business performance. If they do, goodwill and other intangible assets could become impaired, requiring a charge against net earnings.
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
We review all our definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Examples of events or changes in circumstances could include, but are not limited to, a prolonged economic downturn, current period operating or cash flow losses combined with a history of losses or a forecast of continuing losses associated with the use of an asset or asset group, or a current expectation that an asset or asset group will be sold or disposed of before the end of its previously estimated useful life. During the year ended December 31, 2025, we impaired software related to a discontinued product line of $1.5 million as a result of the integration of DLR and OpSec businesses within our SAT segment. See Note 16, “Restructuring”. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the definite-lived intangible asset (or asset group), as well as specific appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups and include estimated future revenues, gross profit margins, operating profit margins and capital expenditures which are based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent our best estimates based on current and forecasted market conditions, and the profit margin assumptions are based on the current cost structure and anticipated net cost increases or reductions. There are inherent uncertainties related to these assumptions, including changes in market conditions, and management’s judgment in applying them to the analysis. If the future undiscounted cash flows are less than the carrying value, then the definite-lived intangible asset is considered impaired and a charge would be taken against net earnings based on the amount by which the carrying amount exceeds the estimated fair value. Judgments that we make which impact these assessments relate to the expected useful lives of definite lived assets and its ability to realize any undiscounted cash flows in excess of the carrying amounts of such assets and are affected primarily by changes in the expected use of the assets, changes in technology or development of alternative assets, changes in economic conditions, changes in operating performance and changes in expected future cash flows. Since judgment is involved in determining the recoverable amount of definite-lived intangible assets, there is risk that the carrying value of our definite-lived intangible assets may require adjustment in future periods. Historical results to date have generally approximated expected cash flows for the identifiable cash flow generating level. We believe there have been no events, other than described above, or circumstances which would more likely than not reduce the fair value of our indefinite-lived or any of our definite-lived intangible assets below their carrying value. As of the last annual assessment, fair values have been substantially in excess of carrying values.
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
Total debt outstanding was $1,139.5 million as of December 31, 2025, which was at fixed rates of interest ranging from 4.20% to 6.55% and variable rates of interest of:
(a) an adjusted term Secured Overnight Financing Rate (SOFR) plus a credit spread adjustment of 0.10% for the applicable interest period plus a margin ranging from 1.50% to 2.25% on the Revolving Facility, or
(b) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin determined based on the lower of the ratings issued by Moody’s and S&P of senior, unsecured long-term debt (the “Ratings”) and our total net leverage ratio, and
(c) an adjusted term Sterling Overnight Index Average (SONIA) plus a credit spread adjustment of 0.10% for that applicable interest period plus a margin of 1.50% to 2.25% under Term Loan A, and
(d) a Euro Interbank offered Rate (EURIBOR) plus a credit spread of 2.75% under Term Loan B.
We are required to pay a fee on undrawn commitments under the Revolving Facility at a rate per annum that ranges from 0.20% to 0.35%, based on the lower of the Ratings and our total net leverage ratio.
The following is an analysis of the potential changes in interest rates and currency exchange rates based upon sensitivity analysis that models effects of shifts in rates. These are not forecasts.
•47% of our year-end portfolio is comprised of fixed-rate debt, while the remaining 53% is variable-rate debt and therefore subject to market change in interest rates. As of December 31, 2025, a hypothetical 1% increase in prevailing interest rates would increase our 2025 interest expense by approximately $6.2 million.
•Based on a sensitivity analysis as of December 31, 2025, a 10% change in the foreign currency exchange rates for the year ended December 31, 2025 would have impacted our net earnings by approximately $7.4 million, due primarily to the euro, Japanese yen, British pound and Swedish krona. This calculation assumes that all currencies change in the same direction and proportion relative to the U.S. dollar and there are no indirect effects, such as changes in non-U.S. dollar sales volumes or prices.
To help mitigate foreign currency translation risk on our international operations, in the fourth quarter of 2025 we designated our euro‑denominated Term Loan B as a net investment hedge of certain foreign subsidiaries. This strategy aligns a portion of our debt with the currency of our international investments so that changes in exchange rates affect the debt and the underlying net investment in offsetting directions. As a result, the currency‑related impact of this hedge is recorded in CTA, a component of AOCI, rather than in earnings. This reduces period‑to‑period volatility in our results that would otherwise arise from movements in foreign exchange rates, while providing a more stable reflection of the underlying economic exposure of our international holdings.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in its Internal Control—Integrated Framework, released in 2013. Based on our assessment we believe that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria.
The Company completed the acquisition of De La Rue Authentication Solutions (“DRL”) on May 1, 2025. The Company has not yet fully incorporated DLR’s internal controls and procedures into the Company’s internal control over financial reporting and will be completed within the time provided by the applicable rules and regulations of the SEC for a recently acquired business. As such, management excluded DLR from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. DLR constituted approximately 4% of the Company’s total assets, excluding the preliminary value of goodwill and purchased intangible assets, and approximately 5% of the Company’s total net sales as of and for the year ended December 31, 2025.
Deloitte & Touche LLP, the independent registered public accounting firm that also audited the Company’s consolidated and combined financial statements included in this Annual Report on Form 10-K, audited the internal control over financial reporting as of December 31, 2025, and issued their related attestation report which is included herein.

/s/ Aaron W. Saak
Aaron W. Saak
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Christina Cristiano
Christina Cristiano
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

The Section 302 certifications of the Company’s Chief Executive Officer and its Chief Financial Officer have been filed as Exhibit 31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Crane NXT, Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Crane NXT, Co. and subsidiaries (the "Company") as of December 31, 2025, and 2024, the related consolidated and combined statements of operations, comprehensive income, cash flows, and changes in equity, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Emphasis of Matter

As described in Note 1 to the financial statements, the financial statements have been prepared on a stand-alone basis and prior to April 3, 2023 are derived from the consolidated financial statements and accounting records of Crane Holdings, Co. (“Holdings”). Prior to April 3, 2023, the financial statements include expense allocations for certain corporate functions and services historically provided by Holdings. These allocated costs could differ from the actual expense that would have been incurred had the Company operated as an independent, publicly traded company.

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

We identified revenue recognized over time on U.S. government contracts as a critical audit matter because of the judgments necessary for management to determine the estimated margin used to recognize over time revenue. This required a high degree of auditor judgment when performing audit procedures to audit management’s estimated margin at completion and evaluating the results of those procedures.

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
February 26, 2026

We have served as the Company's auditor since 2022.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(in millions, except per share data)	2025	2024	2023
Net sales	$1,656.7	$1,486.8	$1,391.3
Operating costs and expenses:
Cost of sales	952.9	821.7	737.2
Selling, general and administrative	440.3	386.2	366.8
Restructuring charges	16.8	10.1	0.5
Operating profit	246.7	268.8	286.8
Other income (expense):
Interest income	1.0	1.6	1.1
Interest expense	(60.3)	(47.8)	(48.1)
Related party interest expense	—	—	(2.5)
Equity investment (loss) gain	(11.5)	0.8	—
Miscellaneous income, net	5.1	3.0	2.5
Total other expense, net	(65.7)	(42.4)	(47.0)
Income before income taxes	181.0	226.4	239.8
Provision for income taxes	35.9	42.3	51.5
Net income before allocation to noncontrolling interest	$145.1	$184.1	$188.3
Less: Noncontrolling interest in subsidiaries’ earnings	$—	$—	$—
Net income attributable to common shareholders	$145.1	$184.1	$188.3

Earnings per share:
Basic	$2.53	$3.22	$3.31
Diluted	$2.50	$3.19	$3.28

Average shares outstanding:
Basic	57.4	57.1	56.8
Diluted	58.0	57.8	57.5

See Notes to Consolidated and Combined Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Net income before allocation to noncontrolling interest	$145.1	$184.1	$188.3
Components of other comprehensive income (loss), net of tax
Currency translation adjustment	72.2	(50.9)	18.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	0.5	(3.1)	(5.2)
Other comprehensive income (loss), net of tax	72.7	(54.0)	12.9
Comprehensive income before allocation to noncontrolling interest	$217.8	$130.1	$201.2
Less: Noncontrolling interest in comprehensive income	—	—	—
Comprehensive income attributable to common shareholders	$217.8	$130.1	$201.2

See Notes to Consolidated and Combined Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Balance as of December 31,
(in millions, except shares and per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$233.8	$165.8
Accounts receivable, net	351.8	265.9
U.S. and foreign taxes on income	12.7	8.6
Inventories, net	169.5	144.8
Other current assets	85.1	57.4
Total current assets	852.9	642.5
Property, plant and equipment, net	303.8	272.3
Long-term deferred tax assets	2.5	2.2
Investment in equity affiliates and joint ventures	139.4	1.3
Intangible assets, net	557.2	419.3
Goodwill	1,164.0	956.6
Other assets	96.6	92.3
Total assets	$3,116.4	$2,386.5

Liabilities and equity
Current liabilities:
Short-term borrowings	$135.1	$210.0
Accounts payable	132.3	116.6
Accrued liabilities	273.0	211.2
U.S. and foreign taxes on income	28.7	24.6
Total current liabilities	569.1	562.4
Long-term debt	1,004.4	540.6
Accrued pension and postretirement benefits	19.1	19.4
Long-term deferred tax liability	151.0	119.0
Other liabilities	116.0	80.2
Total liabilities	1,859.6	1,321.6
Commitments and contingencies (Note 13)
Redeemable noncontrolling Interests	6.9	—
Equity:
Preferred shares, par value 0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized; 72,441,647 shares issued; 57,441,541 shares and 57,197,147 shares outstanding as of December 31, 2025 and 2024, respectively	72.4	72.4
Capital surplus	1,716.5	1,719.9
Retained earnings	374.5	268.4
Accumulated other comprehensive loss	(99.9)	(172.6)
Treasury stock; 15,000,106 and 15,244,500 treasury shares as of December 31, 2025 and 2024, respectively	(810.5)	(823.2)
Total shareholders’ equity	1,253.0	1,064.9
Nonredeemable noncontrolling interests	(3.1)	—
Total equity	1,249.9	1,064.9
Total liabilities, redeemable noncontrolling interests, and equity	$3,116.4	$2,386.5

See Notes to Consolidated and Combined Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Operating activities:
Net income before allocation to noncontrolling interest	$145.1	$184.1	$188.3
Adjustments to reconcile net income to net cash flows provided by operating activities:
Loss (income) from equity investments	11.5	(0.8)	—
Depreciation and amortization	106.6	86.8	77.6
Stock-based compensation expense	12.7	10.6	10.3
(Gain) loss on forward contracts	(4.7)	3.0	—
Defined benefit plans and postretirement credit	(0.8)	(2.1)	(1.1)
Deferred income taxes	(14.8)	(17.6)	7.6
Cash used for operating working capital	(17.0)	(50.6)	—
Other	2.9	0.7	(6.4)
Total provided by operating activities	$241.5	$214.1	$276.3
Investing activities:
Payment for acquisitions, net of cash acquired	$(391.1)	$(269.9)	$—
Purchase of investments[1]	(116.5)	—	—
Capital expenditures	(43.2)	(45.4)	(31.1)
Settlement of forward contracts	1.7	(2.7)	—
Proceeds from disposition of assets	0.1	—	—
Total used for investing activities	$(549.0)	$(318.0)	$(31.1)
Financing activities:
Dividends paid	$(39.0)	$(36.6)	$(23.7)
Proceeds from share subscriptions	21.4	—	—
Proceeds from stock options exercised	2.6	3.3	5.0
Payment of tax withholding on equity awards vested	(6.2)	(6.9)	(0.6)
Debt issuance costs	(22.3)	(2.7)	(5.7)
Repayment of long-term debt	—	—	(300.0)
Proceeds from revolving credit facility	406.5	448.5	20.0
Repayment of revolving credit facility	(490.5)	(238.5)	(20.0)
Proceeds from term loans	532.0	—	350.0
Repayment of term loan	(40.9)	(105.0)	(245.0)
Net transfers to Crane	—	—	(32.5)
Total provided by (used for) financing activities	$363.6	$62.1	$(252.5)
Effect of exchange rates on cash, cash equivalents and restricted cash	16.7	(12.0)	3.8
Increase (decrease) in cash, cash equivalents and restricted cash	72.8	(53.8)	(3.5)
Cash, cash equivalents and restricted cash at beginning of period	173.4	227.2	230.7
Cash, cash equivalents and restricted cash at end of period	$246.2	$173.4	$227.2

See Notes to Consolidated and Combined Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2025	2024	2023
Detail of cash (used for) provided by operating working capital
Accounts receivable	$(46.8)	$(44.4)	$(6.3)
Inventories	5.2	21.3	(1.0)
Other current assets	(16.4)	(9.0)	—
Accounts payable	5.9	5.7	(6.8)
Accrued liabilities	37.0	(28.4)	(2.5)
U.S. and foreign taxes on income	(1.9)	4.2	16.6
Total	$(17.0)	$(50.6)	$—

Supplemental disclosure of cash flow information:
Interest paid	$55.6	$44.1	$45.1
Income taxes paid, net	$50.9	$63.8	$46.0
Unpaid capital expenditures	$2.5	$7.2	$7.1
[1]Non-cash investing activities (see Note 1)	$21.3	$—	$—

See Notes to Consolidated and Combined Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehen- sive Loss	Treasury Stock	Crane Net Investment	Total Share-holders’ Equity	Non-controlling Interest	Total Equity
BALANCE DECEMBER 31, 2022	$—	$—	$—	$(131.5)	$—	$915.3	$783.8	$—	$783.8
Net income	—	—	144.6	—	—	43.7	188.3	—	188.3
Cash dividends ($0.42 per share)	—	—	(23.7)	—	—	—	(23.7)	—	(23.7)
Dividend from Crane	—	—	—	—	—	275.0	275.0	—	275.0
Net Transfers to Crane	—	—	—	—	—	(285.2)	(285.2)	—	(285.2)
Reclassification of Crane Net Investment to Common Stock, Treasury Stock and Capital Surplus	72.4	1,726.8	—	—	(848.1)	(951.1)	—	—	—
Exercise of stock options, net of shares reacquired of 158,132 shares	—	—	—	—	5.0	—	5.0	—	5.0
Stock-based compensation	—	6.5	—	—	—	2.3	8.8	—	8.8
Stock-based compensation reclassification[a]	—	(0.3)	—	—	—	—	(0.3)	—	(0.3)
Impact from settlement of share-based awards, net of shares acquired	—	(4.9)	—	—	4.3	—	(0.6)	—	(0.6)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(5.2)	—	—	(5.2)	—	(5.2)
Currency translation adjustment	—	—	—	18.1	—	—	18.1	—	18.1
BALANCE DECEMBER 31, 2023	$72.4	$1,728.1	$120.9	$(118.6)	$(838.8)	$—	$964.0	$—	$964.0
Net income	—	—	184.1	—	—	—	184.1	—	184.1
Cash dividends ($0.64 per share)	—	—	(36.6)	—	—	—	(36.6)	—	(36.6)
Exercise of stock options, net of shares reacquired of 118,896 shares	—	—	—	—	3.3	—	3.3	—	3.3
Stock-based compensation	—	9.8	—	—	—	—	9.8	—	9.8
Impact from settlement of share-based awards, net of shares acquired	—	(18.0)	—	—	12.3	—	(5.7)	—	(5.7)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Currency translation adjustment	—	—	—	(50.9)	—	—	(50.9)	—	(50.9)
BALANCE DECEMBER 31, 2024	$72.4	$1,719.9	$268.4	$(172.6)	$(823.2)	$—	$1,064.9	$—	$1,064.9
Noncontrolling interest of acquired entity	—	—	—	—	—	—	—	(3.6)	(3.6)
Net income	—	—	145.1	—	—	—	145.1	—	145.1
Cash dividends ($0.68 per share)	—	—	(39.0)	—	—	—	(39.0)	—	(39.0)
Redeemable noncontrolling interest adjustment		(0.5)	—	—	—	—	(0.5)	0.5	—
Exercise of stock options, net of shares reacquired of 86,634 shares	—	—	—	—	2.6	—	2.6	—	2.6
Stock-based compensation	—	12.2	—	—	—	—	12.2	—	12.2
Impact from settlement of share-based awards, net of shares acquired	—	(15.1)	—	—	10.1	—	(5.0)	—	(5.0)
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	0.5	—	—	0.5	—	0.5
Currency translation adjustment	—	—	—	72.2	—	—	72.2	—	72.2
BALANCE DECEMBER 31, 2025	$72.4	$1,716.5	$374.5	$(99.9)	$(810.5)	$—	$1,253.0	$(3.1)	$1,249.9
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
Use of Estimates. Our accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results may differ from those estimated. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the financial statements in the period in which they are determined to be necessary. Estimates are used when accounting for such items as asset valuations, allowance for doubtful accounts, depreciation and amortization, impairment assessments, reserve for excess and obsolete inventory, reserve for warranty provision, restructuring provisions, employee benefits, revenue recognition, taxes and contingencies.
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
Non-cash Investing Activities.  Total consideration for the Company’s acquisition of a 32.3% equity interest in Antares Vision was $137.8 million, consisting of $116.5 million in cash and $21.3 million of non‑cash consideration. The non‑cash consideration included $6.9 million of ordinary shares issued to Regolo S.p.A. at closing of the first phase and a $14.4 million obligation to issue additional ordinary shares to Regolo S.p.A. upon completion of the mandatory tender offer. See Note 3, “Acquisitions” for further details. The $21.3 million non‑cash component represents a non‑cash investing activity and is excluded from the Consolidated Statements of Cash Flows.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
We primarily generate revenue through the manufacture and sale of technology solutions including advanced detection and sensing systems, software to authenticate and manage transactions, micro-optics materials technology, and anti-counterfeiting technology including micro-optics and micro lithography. Each product within a contract generally represents a separate performance obligation, as we do not provide a significant service of integrating or installing the products, the products do not customize each other, and the products can function independently of each other. Control of products generally transfers to the customer at a point in time, as the customer does not control the products as they are manufactured. We exercise judgment and consider the timing of right to payment, transfer of risk and rewards, transfer of title, transfer of physical possession, and customer acceptance when determining when control transfers to the customer. As a result, revenue from the sale of products is generally recognized at a point in time - either upon shipment or delivery - based on the specific shipping terms in the contract. When products are customized or products are sold directly to the U.S. government and certain foreign governments, revenue is recognized over time because control is transferred continuously to customers, as the contract progresses. We exercise judgment to determine whether the products have an alternative use to us. When an alternative use does not exist for these products and we are entitled to payment for performance completed to date which includes a reasonable profit margin, revenue is recognized over time. When a contract contains clauses indicating that the customer owns any work-in-progress as the contracted product is being built, revenue is recognized over time. The measure of progress applied by us is the cost-to-cost method as this provides the most faithful depiction of the pattern of transfer of control. Under this method, we measure progress by comparing costs incurred to date to the total estimated costs to provide the performance obligation. This method effectively reflects our progress toward completion, as this methodology includes any work-in-process amounts as part of the measure of progress. Costs incurred represent work performed, which corresponds with, and thereby depicts, the transfer of control to the customer. Total revenue recognized and cost estimates are updated monthly. In 2025, the Company recognized approximately $225 million in revenue over time related to products.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
See Note 6, “Research and Development” for further details.
Capitalized Software Development Costs. We sell and market software that is integral to the functionality we provide to customers. Internal and external costs incurred for developing this software are charged to research and development expense until technological feasibility has been established, at which point the development costs are capitalized. Capitalized software development costs primarily include payroll, benefits and other headcount related expenses. Once the services are available for general release to customers, no additional costs are capitalized. Capitalized software development costs, net of impairment and accumulated amortization, were $7.0 million and $3.7 million as of December 31, 2025, and December 31, 2024, respectively, and are included in “Intangible assets, net” in the Consolidated Balance Sheets.
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
The weighted average number of common shares outstanding for the year ended December 31, 2025, 2024 and 2023, were based on the weighted average number of common shares after the Separation.

(in millions, except per share data) For the year ended December 31,	2025	2024	2023
Net income attributable to common shareholders	$145.1	$184.1	$188.3

Average basic shares outstanding	57.4	57.1	56.8
Effect of dilutive share-based awards	0.6	0.7	0.7
Average diluted shares outstanding	58.0	57.8	57.5

Basic earnings per share	$2.53	$3.22	$3.31
Diluted earnings per share	$2.50	$3.19	$3.28
The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related stock options. During 2025, 2024 and 2023, the number of stock options excluded from the computation was 0.3 million, 0.2 million and 0.4 million, respectively.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
See Note 3, “Acquisitions” for further details.
Equity Method Investments. The Company accounts for investments in joint ventures or other entities over which it has significant influence but does not have voting control using the equity method. Investments in entities over which the Company does not have significant influence or control are not material and are carried at cost.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
See Note 15, “Fair Value Measurements” for further details.
Net Investment Hedges. In December 2025, the Company designated its euro‑denominated Term Loan B debt as a net investment hedge of certain foreign operations. The objective of this designation is to mitigate the impact of foreign currency exchange rate fluctuations on the Company’s net investments in those subsidiaries. For hedges that qualify for net investment hedge accounting, the effective portion of changes in the carrying amount of the designated debt is recorded in Currency Translation Adjustment (“CTA”), a component of Accumulated Other Comprehensive Income (“AOCI”), until the related net investment is sold or substantially liquidated. We recorded $0.2 million gain in CTA for the year ended December 31, 2025.
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
Restricted Cash. Cash that is legally restricted as to its withdrawal or usage is classified as restricted cash. For the years ended December 31, 2025 and 2024, restricted cash is primarily related to guarantees on future obligations. Current restricted cash, included within “Other current assets” in our Consolidated Balance Sheets, was $5.3 million and 0.8 million as of December 31, 2025, and 2024, respectively. Non-current restricted cash, included within “Other assets” in our Consolidated Balance Sheets, was $7.2 million and 6.8 million as of December 31, 2025, and 2024, respectively.
Accounts Receivable, Net. Accounts receivable are carried at net realizable value. The allowance for credit losses was $8.9 million and $7.7 million as of December 31, 2025, and 2024, respectively. The allowance for credit losses activity was not material to our financial results for the years ended December 31, 2025, and 2024. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers, the nature of our customers, their credit worthiness, their relatively small account balances within our customer base and their dispersion across different businesses. We periodically evaluate the financial strength of our customers and believe that our credit risk exposure is limited.
Inventories, net. Inventories consist of the following:

(in millions) December 31,	2025	2024
Finished goods	$26.6	$19.2
Finished parts and subassemblies	23.8	24.3
Work in process	29.4	14.3
Raw materials	89.7	87.0
Total inventories, net	$169.5	$144.8
Inventories, net include the costs of material, labor and overhead and are stated at the lower of cost or net realizable value. The cost for certain inventories in the U.S. is determined using the last-in, first-out (“LIFO”) method and the first-in, first-out (“FIFO”) method is primarily used for all other inventories. If inventories that were valued using the LIFO method had been valued under the FIFO method, they would have been higher by $11.0 million and $12.2 million as of December 31, 2025, and 2024, respectively. The liquidation of LIFO inventory did not have a significant impact on our financial results for the years ended December 31, 2025, and 2024. The reserve for excess and obsolete inventory was $25.3 million and $31.5 million as of December 31, 2025, and 2024, respectively. The reserve for excess and obsolete inventory activity was not material to our financial results for the years ended December 31, 2025, and 2024.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Valuation of Long-Lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability is based upon projections of anticipated future undiscounted cash flows associated with the use and eventual disposal of the long-lived asset (or asset group), as well as specific appraisal in certain instances. Reviews occur at the lowest level for which identifiable cash flows are largely independent of cash flows associated with other long-lived assets or asset groups. If the future undiscounted cash flows are less than the carrying value, then the long-lived asset is considered impaired, and a loss is recognized based on the amount by which the carrying amount exceeds the estimated fair value. For the years ended December 31, 2025, 2024 and 2023, there were no significant impairment charges identified.
Property, Plant and Equipment, net. Property, plant and equipment, net consists of the following:

(in millions) December 31,	2025	2024
Land	$35.1	$33.6
Buildings and improvements	146.4	121.4
Machinery and equipment	507.4	444.8
Gross property, plant and equipment	688.9	599.8
Less: accumulated depreciation	385.1	327.5
Property, plant and equipment, net	$303.8	$272.3
Property, plant and equipment is stated at cost and depreciation is calculated by the straight-line method over the estimated useful lives of the respective assets, which range from 10 to 25 years for buildings and improvements and 3 to 10 years for machinery and equipment. Depreciation expense was $44.9 million, $37.7 million and $39.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
We determine the fair value of each reporting unit for our goodwill impairment testing. A reporting unit is an operating segment unless discrete financial information is prepared and reviewed by segment management for businesses one level below that operating segment (a “component”), in which case the component would be the reporting unit. As of December 31, 2025, we had three reporting units. The fair value of each reporting unit is determined using a combination of the income approach, using discounted cash flows, and the market approach using comparable public company multiples. Assumptions are reviewed to ensure that the income approach and the market approach do not result in significantly different fair value calculations. Based on the results of our most recent annual impairment test in the fourth quarter of 2025, the reporting unit fair values were higher than their carrying values. No impairment charges have been required during 2025, 2024 and 2023.
Furthermore, to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, we applied a hypothetical, reasonably possible 10% decrease to the fair values of each reporting unit. The effects of this hypothetical 10% decrease would still result in a fair value calculation significantly exceeding our carrying value for each of our reporting units, except for the Crane Authentication reporting unit, which is composed OpSec and De La Rue, acquired in 2024 and 2025, respectively. Goodwill associated with Crane Authentication represents 27.9% of the Company’s total goodwill. While we believe we have made reasonable estimates and assumptions to calculate the fair value of all our reporting units, it is possible a material change could occur. If actual results are not consistent with management’s estimates and assumptions, or if factors outside management control, such as interest rates or other market conditions change, goodwill and other intangible assets may then be determined to be impaired and a charge would need to be taken against net earnings.
The determination of discounted cash flows is based on the businesses’ strategic plans and long-range planning forecasts, which change from year to year. The revenue growth rates included in the forecasts represent best estimates based on current and forecasted market conditions. Profit margin assumptions are projected by each reporting unit based on the current cost structure and anticipated net cost increases/reductions. There are inherent uncertainties related to these assumptions, including changes in factors outside management control such as market conditions, and management judgment is necessary in applying them to the analysis of impairment. The estimated cost of capital used in the discounted cash flow analysis varies for each reporting unit and ranged between 11.0% and 12.0% (a weighted average of 11.5%), at our most recent annual goodwill impairment assessment.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Changes to goodwill are as follows:

(in millions)	Crane Payment Innovations	Security and Authentication Technologies	Total
Balance as of December 31, 2023	$626.7	$214.5	$841.2
Additions (see Note 3)	—	133.7	$133.7
Currency translation	(17.6)	(0.7)	(18.3)
Balance as of December 31, 2024	$609.1	$347.5	$956.6
Additions (see Note 3)	—	188.5	$188.5
Currency translation and other	15.1	3.8	18.9
Balance as of December 31, 2025	$624.2	$539.8	$1,164.0
Intangibles with indefinite useful lives, consist of trademarks and tradenames. If the carrying amount of an indefinite lived intangible asset exceeds its fair value, the intangible asset is written down to its fair value. Fair value is calculated using the relief from royalty method.
We amortize the cost of definite-lived intangibles over their estimated useful lives. In addition to an annual assessment for impairment of indefinite-lived intangible assets, we review all our definite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. No significant impairment charges have been required during 2025, 2024 and 2023.
As of December 31, 2025, we had $557.2 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives included within intellectual property rights. As of December 31, 2024, we had $419.3 million of net intangible assets, of which $45.5 million were intangibles with indefinite useful lives included within intellectual property rights.
Changes to intangible assets are as follows:

(in millions) December 31,	2025	2024	2023
Balance at beginning of period, net of accumulated amortization	$419.3	$308.9	$344.9
Additions	191.1	161.8	—
Amortization expense	(59.5)	(47.0)	(35.9)
Currency translation and other	6.3	(4.4)	(0.1)
Balance at end of period, net of accumulated amortization	$557.2	$419.3	$308.9
A summary of intangible assets follows:

(in millions)	Weighted Average Amortization Period of Finite Lived Assets (in years)	December 31, 2025			December 31, 2024
		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Intellectual property rights	6.3	$66.0	$18.4	$47.6	$65.5	$15.4	$50.1
Customer relationships and backlog	18.9	767.9	339.2	428.7	610.5	293.9	316.6
Developed Technology	6.0	113.2	42.2	71.0	66.4	26.8	39.6
Other	12.3	75.0	65.1	9.9	71.8	58.8	13.0
Total	18.1	$1,022.1	$464.9	$557.2	$814.2	$394.9	$419.3
Future amortization expense associated with intangibles is expected to be:

Year	(in millions)
2026	$65.2
2027	$61.0
2028	$55.9
2029	$53.7
2030	$32.0
2031 and after	$243.9

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Crane Net Investment. Prior to the Separation, the Consolidated and Combined Statements of Changes in Equity include net cash transfers between Holdings and the Business as well as related party receivables and payables between the Business and other Holdings affiliates.
Redeemable Noncontrolling Interests. Noncontrolling interests with redemption features that are not solely within the control of the Company are classified as redeemable noncontrolling interests and presented as temporary equity between total liabilities and total equity in our Consolidated Balance Sheet. The redeemable noncontrolling interest was initially measured at fair value at the date of the acquisition of the 32.3% equity interest in Antares Vision (see Note 3 Acquisitions). At each reporting date after initial recognition, the redeemable noncontrolling interest is subsequently measured to the higher of i) the initial carrying amount, adjusted for the noncontrolling interest’s share of accumulated earnings or losses, contributions and distributions, or ii) the redemption value, assuming it was redeemable at the reporting date. Changes in fair value of redeemable noncontrolling interest are recognized as an adjustment to capital surplus.
The following table presents the reconciliation of changes in the Company’s redeemable noncontrolling interest:

(in millions)
Balance as of December 31, 2024	$—
Redeemable noncontrolling interest (See Note 3 “Acquisitions”)	6.9
Net loss attributable to redeemable noncontrolling interest	(0.5)
Redeemable noncontrolling interest redemption value*	0.5
Foreign currency translation	—
Balance as of December 31, 2025	$6.9

*Adjustment of the carrying value of redeemable noncontrolling interest to the estimated redemption value was recognized in capital surplus.
Accumulated Other Comprehensive Loss. The tables below provide the accumulated balances for each classification of accumulated other comprehensive loss, as reflected on the Consolidated Balance Sheets.

(in millions)	Defined Benefit Pension and Other Postretirement Items	Currency Translation Adjustment	Total (a)
Balance as of December 31, 2022	$9.0	$(140.5)	$(131.5)
Other comprehensive (loss) income before reclassifications	(3.2)	18.1	14.9
Amounts reclassified from accumulated other comprehensive income	(2.0)	—	(2.0)
Net period other comprehensive (loss) income	(5.2)	18.1	12.9
Balance as of December 31, 2023	3.8	(122.4)	(118.6)
Other comprehensive loss before reclassifications	—	(50.9)	(50.9)
Amounts reclassified from accumulated other comprehensive income	(3.1)	—	(3.1)
Net period other comprehensive loss	(3.1)	(50.9)	(54.0)
Balance as of December 31, 2024	0.7	(173.3)	(172.6)
Other comprehensive income before reclassifications	1.6	72.2	73.8
Amounts reclassified from accumulated other comprehensive income	(1.1)	—	(1.1)
Net period other comprehensive income	0.5	72.2	72.7
Balance as of December 31, 2025	$1.2	$(101.1)	$(99.9)

(a)	Net of tax detriment of $1.1 million, $1.3 million and $1.5 million for December 31, 2025, 2024 and 2023, respectively.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The table below illustrates the amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2025, 2024 and 2023. Amortization of pension and postretirement components have been recorded within “Miscellaneous income, net” on the Consolidated and Combined Statements of Operations.

(in millions)	Amount Reclassified from Accumulated Other Comprehensive Loss
December 31,	2025	2024	2023
Amortization of pension items:
Prior service costs	$(0.7)	$(0.8)	$(0.7)
Net loss	0.2	0.3	—
Amortization of postretirement items:
Prior service costs	—	(0.9)	(1.1)
Net gain	(0.8)	(0.9)	(0.7)
Other	—	(1.4)	—
Total before tax	$(1.3)	$(3.7)	$(2.5)
Tax impact	(0.2)	(0.6)	(0.5)
Total reclassifications for the period	$(1.1)	$(3.1)	$(2.0)

Recent Accounting Pronouncements
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which intends to improve the transparency of income tax disclosures. The new standard requires public entities to provide greater disaggregation in their rate reconciliation, including new requirements to present reconciling items on a gross basis within specified categories, to disclose both percentages and dollar amounts, and to disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meets a quantitative threshold. The guidance also includes new requirements to provide users of the financial statements with better information on future cash flow prospects. The standard is effective for all public entities for annual periods beginning after December 15, 2024, on a prospective basis, with a retrospective option, and early adoption permitted for annual financial statements that have not yet been issued. The Company adopted the standard on a prospective basis for the year ended December 31, 2025. See Note 10, “Income Taxes” reflecting the Company’s adoption of this standard.
Recently Issued Accounting Standards
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
The allocated centralized costs for the Business were $13.5 million for the year ended December 31, 2023. These costs are included in “Selling, general and administrative” in the Consolidated and Combined Statements of Operations.
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
Separation Costs
In connection with the Separation, we have incurred expenses of $0.6 million and $20.9 million for the years ended December 31, 2024, and 2023, respectively, recorded in “Selling, general and administrative” in the Consolidated and Combined Statements of Operations. Expenses primarily consisted of professional service fees. There were no significant Separation related expenses for the year ended December 31, 2025.
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
Accounts Receivable and Payable. Certain related party transactions between the Business and Holdings have been included within “Crane Net Investment” in the Consolidated and Combined Statement of Changes in Equity in the historical periods presented when the related party transactions were not settled in cash. We recorded related party interest expense related to the loan activity with Holdings and its affiliates of $2.5 million for the year ended December 31, 2023, which are included in the Business’ results as “Related party interest expense” in the Consolidated and Combined Statements of Operations. The total effect of the settlement of these related party transactions is reflected with “Net transfers to Crane” as a financing activity in the Consolidated and Combined Statements of Cash Flows. There was no related party interest expense for the years ended December 31, 2025 and 2024.
Additionally, after the Separation, SpinCo and its subsidiaries were identified as related parties. As of December 31, 2025, and 2024, we have net outstanding receivables from SpinCo and its subsidiaries of $1.9 million and $0.7 million, respectively, related to indemnification under the tax matters agreement.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Note 3 – Acquisitions
Antares Vision Acquisition
On December 16, 2025, Crane NXT, through a newly formed Italian joint stock company (“ITT”), initiated a multi-phase acquisition of Antares Vision S.p.A. (“Antares Vision”). In the first phase, Crane NXT acquired a 32.3% equity interest in Antares Vision for €117.3 million (approximately $137.8 million), at a purchase price of €5.00 per share.
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
The Company accounts for its investment in Antares Vision in the first phase under equity method accounting since it exercises significant influence over Antares Vision, but does not have a controlling financial interest. The Company recorded its investment at cost of $137.8 million in the Consolidated Balance Sheet at December 31, 2025.
Following the initial investment, Crane NXT will launch a mandatory tender offer under applicable Italian law to acquire the remaining publicly traded shares at the same per-share price. Upon completion of the mandatory tender offer, Crane NXT will implement steps aimed at delisting Antares Vision and acquire the remaining stake owned by Regolo S.p.A. As a result of the transaction, Antares Vision will become a subsidiary of Crane NXT. The final phase of the transaction is anticipated to finalize in 2026. The acquisition is funded through the Term Loan B (as described in Note 14, “Financing”).
Under the terms of the Investor and Shareholders’ Agreement (“ISA”), the Company is required to issue ordinary shares and grant Class B shares of ITT to certain Antares Vision personnel at €5.00 per share in multiple tranches aligned with the acquisition steps (the “Reinvestment”). In connection with the first phase, the Company issued 1,173,379 ordinary shares and granted 1,173,379 Class B shares of ITT for $6.9 million each, or $13.8 million in total.
The ordinary shares are classified as a redeemable noncontrolling interest and are presented in temporary equity in the Consolidated Balance Sheet as “Redeemable noncontrolling interest”.
The Class B shares are accounted for as stock‑based compensation granted to employees of an equity‑method investee under ASC Topic 718 “Compensation - Stock Compensation” (“ASC 718”) and under ASC Topic 323, “Investments - Equity Method and Joint Ventures” (“ASC 323”). Under the ISA, the Class B shares convert into ordinary shares of ITT based on a multiplier dependent on revenue and EBIT target achievement for the year ended December 31, 2028. The multiplier ranges from zero to three depending on the achievement of these targets as of the specified conversion date. Once converted to ordinary shares, the Class B shares are subject to immediately exercisable call and put features and as such, they are liability-classified instruments.
Since Class B shares are subject to performance conditions with no service conditions, they are expensed, when the performance conditions are deemed probable of being achieved and are based on the fair value of the Class B shares at that time. The fair value of Class B shares are based on the estimated fair value of ITT using a market approach and management’s best estimate of the expected performance outcome under the awards’ performance‑based conversion features. Because the number of ordinary shares issuable upon conversion varies based on performance, the estimated fair value incorporates expected performance against these targets. These estimates involve significant judgment and are subject to inherent uncertainty, and actual results may differ from current expectations, which could result in adjustments to compensation expense in future periods.
The liability is remeasured each reporting period until settlement. As of December 31, 2025, the performance condition was considered probable of achievement, and the Company recognized $12.0 million of stock-based compensation expense within “Equity investment (loss) gain” in the Consolidated and Combined Statements of Operations.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
De La Rue Acquisition
On May 1, 2025, we acquired De La Rue Authentication Solutions (“DLR”) for a base purchase price of £300 million on a cash-free and debt-free basis, subject to customary purchase price adjustments. The amount paid, net of cash acquired and working capital adjustments, was $394.0 million. We utilized the Term Loan A to fund the acquisition (as described in Note 14, “Financing”). In September 2025, we received $2.9 million related to the final working capital adjustment of the DLR acquisition, resulting in net cash paid of $391.1 million.
DLR is a leading global provider of digital and physical security and authentication technologies to governments and brands, and expands our portfolio of authentication solutions.
DLR is part of a joint venture (the “Joint Venture”) that manufactures and sells tax stamps for the government of Ghana. DLR owns 49% of the share capital but maintains control of the Joint Venture through board governance rights. As such, we have consolidated the Joint Venture and recorded a noncontrolling interest in our Consolidated and Combined Financial Statements.
Allocation of Consideration Transferred to Net Assets Acquired
The following amounts represent the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from our acquisition of DLR, pending the finalization of certain tangible assets and liabilities to be completed within the measurement period as required by ASC Topic 805 “Business Combination” (“ASC 805”). Potential adjustments are not expected to be material in relation to the preliminary values presented below:

Net assets acquired (in millions)
Accounts receivable, net	$19.9
Inventories, net	20.8
Other current assets	6.7
Property, plant and equipment	27.5
Other non-current assets	5.3
Intangible assets	184.4
Goodwill	188.5
Total assets acquired	$453.1

Total current liabilities	$16.3
Other liabilities	45.7
Total assumed liabilities	$62.0
Net assets acquired	$391.1
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
OpSec Acquisition
On May 3, 2024, we acquired OpSec Security (“OpSec”), for a base purchase price of $270 million on a cash-free and debt-free basis. The amount paid, net of cash acquired, was $268.4 million. We utilized $210.0 million from our Revolving Facility (as defined in Note 14, “Financing”) and cash on hand to fund the acquisition.
OpSec provides authentication solutions, brand and digital content protection serving various commercial brands, government agencies and financial institutions. In connection with the acquisition of OpSec, we renamed our “Crane Currency” reportable segment to “Security and Authentication Technologies,” which consists of the Crane Currency business and the acquired Crane Authentication business comprised of the acquired OpSec and De La Rue businesses.
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
The amount allocated to other assumed liabilities includes a contingent liability of $1.5 million related to a prior OpSec acquisition. The amount payable is contingent upon achievement of specific revenue targets and is capped at $2.2 million. The contingency conditions expire at the end of October 2027, an extension from the original expiry date at the end of 2026, at which point if the contingency conditions have not been met, no payment will occur. The contingent liability is measured at fair value. See Note 15, “Fair Value Measurements” for further details.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period in which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

Intangible Assets (dollars in millions)	Intangible Fair Value	Weighted Average Life
Customer relationships	$115.5	19.3
Developed technology	36.5	5.7
Backlog	2.0	0.7
Intellectual property rights	1.5	5.0
Total acquired intangible assets	$155.5
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
The fair values of the customer relationships and backlog intangible assets were determined by using an “income approach,” which is a commonly accepted valuation approach. Under this approach, the net earnings attributable to the asset or liability being measured are isolated using the discounted projected net cash flows. These projected cash flows are isolated from the projected cash flows of the combined asset group over the remaining economic life of the intangible asset or liability being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. The Company’s estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, after market retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationship is being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 16 to 20 years.
Supplemental and Pro Forma Data
DLR results of operations have been included in our financial statements for the period subsequent to the completion of the acquisition on May 1, 2025. OpSec results of operations have been included in our financial statements for the period subsequent to the completion of the acquisition on May 3, 2024.
During the period since acquisition, DLR contributed net sales of $89.4 million, resulting in operating loss of $7.9 million for the year ended December 31, 2025. The operating loss was driven by acquisition related amortization, fair value step-up and transaction costs.
The following unaudited pro forma consolidated and combined information assumes that the DLR acquisition was completed on January 1, 2024 and the OpSec acquisition was completed on January 1, 2023. The unaudited pro forma consolidated and combined information for both acquisitions is provided for illustrative purposes only and is not indicative of our actual consolidated and combined results of operations or consolidated financial position.

(in millions) For the year ended December 31,	2025	2024	2023
Net sales	$1,699.6	$1,667.2	$1,507.7
Net income attributable to common shareholders	$160.3	$164.4	$161.1

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Acquisition-Related Costs
For the year ended December 31, 2025 and 2024, we recorded $24.1 million and $17.9 million, respectively, of acquisition-related costs within “Selling, general and administrative” in our Consolidated and Combined Statements of Operations.
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
A brief description of each of our segments is as follows:
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Financial information by reportable segment is set forth below:

(in millions) Year ended December 31, 2025	Crane Payment Innovations	Security and Authentication Technologies	Total
Net Sales	$846.6	$810.1	$1,656.7

Less:
Cost of operations	379.1	401.1
Selling and administrative expense	157.8	154.0
Engineering expense	34.9	38.1
Other segment items (a)	53.2	119.5
Segment operating profit	221.6	97.4	319.0
Corporate costs			(72.3)
Operating profit			246.7
Interest income			1.0
Interest expense			(60.3)
Equity investment loss			(11.5)
Miscellaneous income, net			5.1
Income before income taxes			$181.0

(in millions) Year ended December 31, 2024	Crane Payment Innovations	Security and Authentication Technologies	Total
Net Sales	$873.2	$613.6	$1,486.8

Less:
Cost of operations	394.2	323.6
Selling and administrative expense	160.6	94.2
Engineering expense	43.8	27.2
Other segment items (a)	46.2	57.7
Segment operating profit	228.4	110.9	339.3
Corporate costs			(70.5)
Operating profit			268.8
Interest income			1.6
Interest expense			(47.8)
Equity investment gain			0.8
Miscellaneous income, net			3.0
Income before income taxes			$226.4

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(in millions) Year ended December 31, 2023	Crane Payment Innovations	Security and Authentication Technologies	Total
Net Sales	$886.4	$504.9	$1,391.3

Less:
Cost of operations	373.3	297.6
Selling and administrative expense	152.9	72.1
Engineering expense	51.5	18.7
Other segment items (a)	65.9	0.2
Segment operating profit	242.8	116.3	359.1
Corporate costs			(72.3)
Operating profit			286.8
Interest income			1.1
Interest expense			(48.1)
Related party interest expense			(2.5)
Miscellaneous income, net			2.5
Income before income taxes			$239.8

(a)	Includes other cost of operations such as manufacturing costs, amortization expenses, shipping and handling costs, and certain overhead expenses, as well as corporate allocations.

(in millions) December 31,	2025	2024	2023
Depreciation and amortization:
Crane Payment Innovations	$29.1	$29.3	$31.2
Security and Authentication Technologies	74.9	55.1	44.2
Corporate	2.6	2.4	2.2
Total	$106.6	$86.8	$77.6

(in millions) December 31,	2025	2024	2023
Capital expenditures
Crane Payment Innovations	$7.7	$7.9	$7.6
Security and Authentication Technologies	30.7	37.5	25.9
Corporate	0.1	0.1	1.6
Total	$38.5	$45.5	$35.1

Net sales by geographic region:

(in millions) December 31,	2025	2024	2023
Net sales (a)
North America	$829.3	$804.8	$787.1
Western Europe	190.2	162.1	196.3
Rest of the World	637.2	519.9	407.9
Total net sales	$1,656.7	$1,486.8	$1,391.3

(a)	Net sales by geographic region are based on the destination of the sale.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Balance sheet items by reportable segment is set forth below:

(in millions) December 31,	2025	2024
Goodwill:
Crane Payment Innovations	$624.2	$609.1
Security and Authentication Technologies	539.8	347.5
Total goodwill	$1,164.0	$956.6

Assets:
Crane Payment Innovations	$1,183.0	$1,187.1
Security and Authentication Technologies	1,734.9	1,178.2
Corporate	198.5	21.2
Total assets	$3,116.4	$2,386.5
Long-lived assets by geographic region:

(in millions) December 31,	2025	2024
Long-lived assets (a)
North America	$186.8	$187.3
Western Europe	165.9	129.1
Rest of the World	18.4	16.3
Total long-lived assets	$371.1	$332.7

(a)	Long-lived assets, net by geographic region are based on the location of the business unit and consist of property, plant and equipment and operating lease assets.
Note 5 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

(in millions) December 31,	2025	2024	2023
Crane Payment Innovations
Products	$709.4	$739.9	$758.7
Services	137.2	133.3	127.7
Total Crane Payment Innovations	$846.6	$873.2	$886.4

Security and Authentication Technologies
Banknotes and Security Products	$592.4	$521.9	$500.4
Authentication Products and Solutions	217.7	91.7	4.5
Total Security and Authentication Technologies	$810.1	$613.6	$504.9
Total Net Sales	$1,656.7	$1,486.8	$1,391.3
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled, which we also refer to as total backlog. As of December 31, 2025, backlog was $492.8 million. We expect to recognize approximately 98% of our remaining performance obligations as revenue in 2026 and 2% in 2027.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
We report contract assets, which are included within “Other current assets”, current contract liabilities, which are included within “Accrued liabilities” and long-term contract liabilities, which are included within “Other liabilities” on our Consolidated Balance Sheets, on a contract-by-contract net basis at the end of each reporting period. Net contract assets and contract liabilities consisted of the following:

(in millions) December 31,	2025	2024
Contract assets	$56.1	$37.8
Contract liabilities	$87.3	$71.4
Long-term contract liabilities	$17.0	$13.5
During 2025 we recognized revenue of $66.6 million related to contract liabilities as of December 31, 2024.
The business had one individually significant customer within the Security and Authentication Technologies segment with net sales of $210.7 million, $209.2 million and $213.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 6 – Research and Development
Research and development costs are expensed when incurred and are included in “Selling, general and administrative” in our Consolidated and Combined Statements of Operations.

(in millions) December 31,	2025	2024	2023
Research and Development Costs	$46.0	$39.5	$42.8

Note 7 – Pension and Postretirement Benefits
Pension Plan
A number of our non-U.S. subsidiaries sponsor defined benefit pension plans that provide ongoing benefits for approximately 5% of all non-U.S. employees as of December 31, 2025. The benefits are typically based upon years of service and compensation. Most of these plans are funded by company contributions to pension funds, which are held for the sole benefit of plan participants and beneficiaries. Additionally, in the United States, we sponsor a defined benefit pension plan that covers less than 1% of U.S. employees as of December 31, 2025. The benefits are based on years of service and compensation. Charges to expense are based upon costs computed by an independent actuary. The plan is funded on a pay-as-you-go basis.
Postretirement Plans
Postretirement health care benefits are provided for certain employees hired before July 1, 2013, who meet minimum age and service requirements.
A summary of the projected benefit obligations, fair value of plan assets and funded status for the plans is as follows:

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$69.1	$77.6	$11.5	$12.7
Service cost	2.2	2.0	0.1	0.1
Interest cost	1.7	1.9	0.6	0.6
Plan participants’ contributions	0.3	0.4	—	—
Actuarial (gain) loss	(1.6)	(1.0)	0.3	(0.4)
Settlements	(10.6)	(2.3)	—	—
Curtailments	(2.3)	—	—	—
Benefits paid	(2.5)	(5.5)	(1.4)	(1.5)
Foreign currency exchange and other	9.1	(3.9)	—	—
Administrative expenses paid	(0.3)	(0.1)	—	—
Benefit obligation at end of year	$65.1	$69.1	$11.1	$11.5

Change in plan assets:
Fair value of plan assets at beginning of year	$76.5	$83.5	$—	$—
Actual return on plan assets	2.9	3.8	—	—
Employer contributions	1.2	1.6	1.4	1.5
Plan participants’ contributions	0.3	0.4	—	—
Settlements	(10.6)	(2.3)	—	—
Benefits paid	(2.5)	(5.5)	(1.4)	(1.5)
Foreign currency exchange and other	9.0	(4.2)	—	—
Administrative expenses paid	(0.6)	(0.8)	—	—
Fair value of plan assets at end of year	$76.2	$76.5	$—	$—
Funded status	$11.1	$7.4	$(11.1)	$(11.5)
In the U.S., 2025 actuarial gains in the projected benefit obligation were primarily the result of a decrease in the discount rate. Other sources of gains or losses such as plan experience, updated census data and minor adjustments to actuarial assumptions generated combined losses of less than 1% of expected year end obligations. In the non-U.S., countries, 2025 actuarial gains in the projected benefit obligation were primarily the result of increases in discount rates, decreases in UK inflation, and updates to Switzerland withdrawal and lump sum take rates. Other sources of gains or losses such as plan experience, updated census data, and minor adjustments to other actuarial assumptions generated combined losses well under 1% of expected year end obligations.
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
Amounts recognized on our Consolidated Balance Sheets consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2025	2024	2025	2024
Other assets	$15.2	$13.6	$—	$—
Accrued liabilities	(0.2)	(0.4)	(1.2)	(1.3)
Accrued pension and postretirement benefits	(3.9)	(5.8)	(9.9)	(10.2)
Funded status	$11.1	$7.4	$(11.1)	$(11.5)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Amounts recognized in accumulated other comprehensive loss consist of:

	Pension Benefits		Postretirement Benefits
(in millions) December 31,	2025	2024	2025	2024
Net actuarial loss (gain)	$9.0	$12.2	$(6.3)	$(7.4)
Prior service credit	(3.5)	(5.3)	—	—
Total recognized in accumulated other comprehensive loss (gain)	$5.5	$6.9	$(6.3)	$(7.4)
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets are as follows:

	Pension Obligations/Assets
	U.S.		Non-U.S.		Total
(in millions) December 31,	2025	2024	2025	2024	2025	2024
Projected benefit obligation	$0.3	$0.5	$64.8	$68.6	$65.1	$69.1
Accumulated benefit obligation	$0.3	$0.5	$64.0	$67.1	$64.3	$67.6
Fair value of plan assets	$—	$—	$76.2	$76.5	$76.2	$76.5
Information for pension plans with benefit obligation in excess of plan assets is as follows:

(in millions) December 31,	2025	2024
Projected benefit obligation	$4.1	$44.0
Accumulated benefit obligation	$4.1	$42.5
Components of net periodic (benefit) cost are as follows:

	Pension Benefits			Postretirement Benefits
(in millions) For the year ended December 31,	2025	2024	2023	2025	2024	2023
Net Periodic (Benefit) Cost:
Service cost	$2.2	$2.0	$1.9	$0.1	$0.1	$0.1
Interest cost	1.7	1.9	2.1	0.6	0.6	0.8
Expected return on plan assets	(2.9)	(3.0)	(3.2)	—	—	—
Amortization of prior service cost	(0.7)	(0.8)	(0.7)	—	(0.9)	(1.1)
Amortization of net loss (gain)	0.2	0.3	—	(0.8)	(0.9)	(0.7)
Recognized curtailment loss (gain)	(1.7)	—	(0.1)	—	—	—
Settlement loss (gain)	0.5	—	(0.3)	—	—	—
Other	—	(1.4)	—	—	—	—
Net periodic cost (benefit)	$(0.7)	$(1.0)	$(0.3)	$(0.1)	$(1.1)	$(0.9)
The weighted average assumptions used to determine benefit obligations are as follows:

	Pension Benefits			Postretirement Benefits
For the year ended December 31,	2025	2024	2023	2025	2024	2023
U.S. Plans:
Discount rate	4.14%	4.39%	4.02%	5.20%	5.50%	5.00%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Interest credit rate	4.14%	4.39%	4.02%	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	2.99%	2.52%	2.57%	N/A	N/A	N/A
Rate of compensation increase	1.99%	2.01%	2.03%	N/A	N/A	N/A
Interest credit rate	1.89%	0.97%	1.75%	N/A	N/A	N/A

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The weighted-average assumptions used to determine net periodic benefit cost are as follows:

	Pension Benefits			Postretirement Benefits
For the year ended December 31,	2025	2024	2023	2025	2024	2023
U.S. Plans:
Discount rate	4.39%	4.02%	5.43%	5.50%	5.40%	5.40%
Expected rate of return on plan assets	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Interest credit rate	4.39%	4.02%	3.62%	N/A	N/A	N/A
Non-U.S. Plans:
Discount rate	2.52%	2.57%	3.17%	N/A	N/A	N/A
Expected rate of return on plan assets	3.62%	4.19%	4.07%	N/A	N/A	N/A
Rate of compensation increase	2.01%	2.03%	2.17%	N/A	N/A	N/A
Interest credit rate	0.97%	1.86%	1.81%	N/A	N/A	N/A
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
For the non-U.S. plans, the 3.62% expected rate of return on assets assumption for 2025 reflected a weighted average of the long-term asset allocation targets for our various non-U.S. plans. As of December 31, 2025, the actual weighted average asset allocation for the non-U.S. plans was 8% equity securities, 35% fixed income securities, 56% alternative assets/other and 1% cash and cash equivalents.
The assumed health care cost trend rates are as follows:

December 31,	2025	2024
Health care cost trend rate assumed for next year	8.50%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2039	2035
Assumed health care cost trend rates have a significant effect on the amounts reported for our health care plans.
Plan Assets
Our pension plan target allocations and weighted-average asset allocations by asset category are as follows, along with the actual allocation related to the Dedicated Plans:

	Target Allocation	Actual Allocation
Asset Category December 31,		2025	2024
Equity securities	5% - 75%	8%	9%
Fixed income securities	15% - 75%	35%	33%
Alternative assets/Other	0% - 75%	56%	58%
Cash and money market	0% - 10%	1%	—%
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
The fair value of our pension plan assets as of December 31, 2025, by asset category, are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Net Asset Value ("NAV") Practical Expedient (a)	Total Fair Value
Cash Equivalents and Money Markets	$0.4	$—	$—	$—	$0.4
Commingled and Mutual Funds
Non-U.S. Equity Funds	—	—	—	6.5	6.5
Collective Trust	—	—	20.8	13.5	34.3
Non-U.S. Fixed Income, Government and Corporate	—	—	—	26.9	26.9
Alternative Investments
Insurance / Annuity Contract(s)	—	8.1	—	—	8.1
Total Fair Value	$0.4	$8.1	$20.8	$46.9	76.2

(a)	Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
In 2025, the pension plan's asset classified as Level 3 constitutes an insurance contract valued annually on an actuarial basis.
The fair value of our pension plan assets as of December 31, 2024, by asset category, are as follows:

(in millions)	Active Markets for Identical Assets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Net Asset Value ("NAV") Practical Expedient (a)	Total Fair Value
Cash Equivalents and Money Markets	$0.2	$—	$—	$—	$0.2
Commingled and Mutual Funds
Non-U.S. Equity Funds	—	—	—	6.6	6.6
Collective Trust	—	—	19.5	18.2	37.7
Non-U.S. Fixed Income, Government and Corporate	—	—	—	25.1	25.1
Alternative Investments
Insurance / Annuity Contract(s)	—	6.9	—	—	6.9
Total Fair Value	$0.2	$6.9	$19.5	$49.9	$76.5

(a)	Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.
In 2024, the pension plan's asset classified as Level 3 constitutes an insurance contract valued annually on an actuarial basis.
Cash Flows
We expect, based on current actuarial calculations, to contribute cash of approximately $1.2 million to our defined benefit pension plans during 2026. Cash contributions in subsequent years will depend on several factors including the investment performance of plan assets for funded plans.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Estimated future payments (in millions)	Pension Benefits	Postretirement Benefits
2026	$3.7	$1.2
2027	3.8	1.2
2028	4.0	1.0
2029	3.9	1.0
2030	4.2	1.0
2031 to 2035	21.0	4.2
Total payments	$40.6	$9.6
Supplemental Executive Retirement Plan
We also have a non-qualified Supplemental Executive Retirement Plan (“SERP”). The SERP, which is not funded, is intended to provide retirement benefits for certain executive officers who were formerly employees of Security and Authentication Technologies prior to the acquisition of Crane Currency in 2018. Benefit amounts are based upon years of service and compensation of the participating employees. We recorded no pre-tax settlement gain or loss in 2025 and 2024. We recorded minimal pre-tax settlement gain and loss in 2023. Accrued SERP benefits, which were recorded in Accrued liabilities and Accrued pension and postretirement benefits in the Consolidated Balance Sheets, were $1.3 million and $1.3 million as of December 31, 2025, and 2024, respectively. Employer contributions made to the SERP were $0.1 million, $0.1 million and $0.7 million in 2025, 2024 and 2023, respectively.
Defined Contribution Plans
We sponsor savings and investment plans that are available to our eligible employees including employees of our subsidiaries. We made contributions to the plans of $5.4 million, $5.1 million and $4.5 million in 2025, 2024 and 2023, respectively.
In addition to participant deferral contributions and company matching contributions on those deferrals, we provide a 3% non-matching contribution to eligible participants. We made non-matching contributions to these plans of $6.3 million, $5.8 million and $5.5 million in 2025, 2024 and 2023, respectively.
Note 8 – Stock-Based Compensation Plans
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
The modification of the performance-based restricted share units resulted in a liability recorded upon Separation. The amount of the liability was $1.0 million and $1.6 million as of December 31, 2025, and 2024, respectively.
At December 31, 2025, we had stock-based compensation awards outstanding under the following shareholder-approved plans: the 2013 Stock Incentive Plan (the "2013 Plan"), 2018 Stock Incentive Plan (the "2018 Plan") and 2018 Amended and Restated Stock Incentive Plan (the “2018 Amended & Restated Plan”), applicable to employees and non-employee directors.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
We determine the fair value of each grant using the Black-Scholes option pricing model. The weighted-average assumptions for grants during the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Dividend yield	1.17%	1.10%	1.57%
Volatility	35.23%	36.00%	32.33%
Risk-free interest rate	4.11%	4.23%	3.67%
Expected lives in years	7.7	7.7	7.7
For 2025 and 2024, expected dividend yield was based on our dividend rate. For 2023, expected dividend yield was based on Holdings’ dividend rate. For 2025 and 2024, expected stock volatility was based on a weighted blend of our available stock price history and the median historical volatility of members of a volatility peer group. For 2023, expected stock volatility was determined based upon Holdings’ historical volatility for the four-year period preceding the date of grant. The risk-free interest rate was based on the yield curve in effect at the time the options were granted, using U.S. constant maturities over the expected life of the option. The expected lives of the awards represented the period of time that options granted are expected to be outstanding.
Activity in Crane NXT’s stock option plans for the year ended December 31, 2025 were as follows:

Option Activity	Number of Shares (in 000’s)	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value (in millions) (a)
Options outstanding as of January 1, 2025	464	$40.82
Granted	106	58.25
Exercised	(39)	26.74
Canceled	(15)	54.78
Options outstanding as of December 31, 2025	516	$45.06	6.73	$3.0
Options exercisable as of December 31, 2025	256	$37.02	5.26	$2.8
(a) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the estimated fair value of the common stock for in the money options at December 31, 2025.

Included in our stock-based compensation was expense recognized for our stock option awards of $1.7 million, $1.4 million and $4.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
During 2025, the weighted-average fair value of options granted was $23.82, the total fair value of shares vested was $1.5 million, and the total intrinsic value of options exercised was $1.2 million.
The total cash received from these option exercises during 2025, 2024 and 2023 was $2.6 million, $3.3 million and $5.0 million, respectively, and is reflected in the Consolidated and Combined Statement of Cash Flows as “Proceeds from stock options exercised” within financing activities. The tax benefit realized for the tax deductions from these option exercises was $0.1 million, $0.4 million and $0.4 million as of December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, there was $3.8 million of total future compensation cost related to unvested share-based awards to be recognized over a weighted-average period of 2.07 years.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
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
Included in our stock-based compensation was expense recognized for our restricted share unit and performance-based restricted share unit awards of $11.0 million, $9.2 million and $5.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The tax benefit for the vesting of the restricted share units was $0.6 million, $0.8 million and $0.5 million as of December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, there was $17.7 million of total future compensation cost related to restricted share unit and performance-based restricted share unit awards, to be recognized over a weighted-average period of 1.79 years.
Changes in our restricted share units for the year ended December 31, 2025 were as follows:

Restricted Share Unit Activity	Restricted Share Units (in 000’s)	Weighted Average Grant-Date Fair Value
Restricted share units as of January 1, 2025	461	$51.07
Restricted share units granted	180	56.96
Restricted share units vested	(159)	46.22
Restricted share units forfeited	(42)	51.07
Performance-based restricted share units granted	89	63.61
Performance-based restricted share units vested	(14)	48.63
Performance-based restricted share units forfeited	(13)	62.08
Restricted share units as of December 31, 2025	502	$56.73

Note 9 - Leases
Arrangements that explicitly or implicitly relate to property, plant and equipment are assessed at inception to determine if the arrangement is or contains a lease. Generally, we enter operating leases as the lessee and recognize right-of-use assets and lease liabilities based on the present value of future lease payments over the lease term.
We lease certain vehicles, equipment, manufacturing and non-manufacturing facilities. We have leases with both lease components and non-lease components, such as common area maintenance, utilities, or other repairs and maintenance. For all asset classes, we applied the practical expedient to account for each separate lease component and its associated non-lease component(s) as a single lease component.
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

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Our Consolidated Balance Sheets include the following related to leases:

(in millions) December 31,	Classification	2025	2024
Assets
Operating right-of-use assets	Other assets	$67.2	$60.4
Liabilities
Current lease liabilities	Accrued liabilities	$14.6	$10.6
Long-term lease liabilities	Other liabilities	55.6	52.7
Total lease liabilities		$70.2	$63.3
The components of lease cost were as follows:

(in millions) December 31,	2025	2024	2023
Operating lease cost	$18.2	$15.4	$11.0
Variable lease cost	2.8	2.4	1.8
Total lease cost	$21.0	$17.8	$12.8
The weighted average remaining lease terms and discount rates for our operating leases were as follows:

December 31,	2025	2024
Weighted-average remaining lease term (in years) - operating leases	13.3	13.5
Weighted-average discount rate - operating leases	5.7%	5.6%
Supplemental cash flow information related to our operating leases were as follows:

(in millions) December 31,	2025	2024	2023
Cash paid for amounts included in measurement of operating lease liabilities - operating cash flows	$12.6	$9.8	$8.2
Right-of-use assets obtained in exchange for new operating lease liabilities	$6.8	$5.3	$16.5
Future minimum operating lease payments are as follows:

(in millions)	December 31, 2025
2026	$17.7
2027	14.1
2028	9.1
2029	7.6
2030	6.2
Thereafter	47.9
Total future minimum operating lease payments	$102.6
Imputed interest	32.4
Present value of lease liabilities reported	$70.2

Note 10 – Income Taxes
Provision for Income Taxes
Our income before taxes is as follows:

(in millions) December 31,	2025	2024	2023
U.S. operations	$91.5	$78.2	$97.4
Non-U.S. operations	89.5	148.2	142.4
Total income before tax	$181.0	$226.4	$239.8

Our provision (benefit) for income taxes consists of:

(in millions) December 31,	2025	2024	2023
Current Tax:
U.S. federal	$27.8	$29.2	$31.3
U.S. state and local	3.7	(0.1)	1.7
Non-U.S.	18.9	28.1	20.6
Total current tax	50.4	57.2	53.6
Deferred Tax:
U.S. federal	(9.2)	(13.4)	(2.8)
U.S. state and local	(0.9)	1.3	(0.4)
Non-U.S.	(4.4)	(2.8)	1.1
Total deferred tax	(14.5)	(14.9)	(2.1)
Total provision for income taxes (a)	$35.9	$42.3	$51.5
(a) Included in the above amounts are excess tax benefits from share-based compensation of $0.7 million, $1.2 million and $0.9 million in 2025, 2024 and 2023, respectively, which were reflected as reductions in our provision for income taxes in 2025, 2024 and 2023.

A reconciliation of the statutory U.S. federal tax rate to our effective tax rate is as follows:

(in millions, except %) December 31,	2025
	In USD	Percent of Pre-tax Income
U.S. Federal Statutory Tax Rate	$38.0	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect (a)	3.3	1.8%
Foreign Tax Effects
Italy
Change in Valuation Allowances	3.1	1.7%
Other	(0.4)	(0.2)%
Malta
Statutory tax rate difference between Malta and United States	(2.8)	(1.5)%
Notional Interest Deduction	(4.5)	(2.5)%
Other	0.6	0.3%
United Kingdom	(2.3)	(1.2)%
Other foreign jurisdictions	2.4	1.3%
Effects of Changes in Tax Laws or Rates Enacted in the Current Period	—	—%
Effects of Cross-Border Tax Laws
Global intangible low-taxed income, net of FTC	1.5	0.8%
Foreign-derived intangible income	(3.8)	(2.1)%
Subpart F income, net of FTC	4.2	2.3%
U.S. tax on foreign branches, net of FTC	(4.1)	(2.3)%
Tax Credits
Research and development tax credits	(1.6)	(0.9)%
Change in Valuation Allowances	1.7	0.9%
Nontaxable or Nondeductible Items	3.7	2.0%
Changes in Unrecognized Tax Benefits	(2.5)	(1.4)%
Other Adjustments	(0.6)	(0.2)%
Effective tax rate	$35.9	19.8%
(a) As of December 31, 2025, state taxes in Illinois, Massachusetts, Maryland, Texas and Utah made up the majority (greater than 50 percent) of the tax effect in this category.

December 31,	2024	2023
Statutory U.S. federal tax rate	21.0%	21.0%
Increase (reduction) from:
Income taxed at non-U.S. rates	(1.4)%	(2.0)%
Non-U.S. income inclusion, net of tax credits	0.5%	2.0%
State and local taxes, net of federal benefit	0.2%	1.0%
Changes in reserves for uncertain tax positions	(2.7)%	(1.3)%
U.S. deduction for foreign - derived intangible income	(1.0)%	(0.8)%
Other	2.1%	1.6%
Effective tax rate	18.7%	21.5%
On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes various changes to the U.S. corporate income tax system including, but not limited to, the immediate expensing of qualifying research and development expenses and the permanent extension of certain provisions initially enacted within the Tax Cuts and Jobs Act. Based on the Company’s evaluation of the provisions, these tax law changes did not have a material impact on the Company’s financial statements.
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2 tax ”) that has been agreed upon by over 140 member jurisdictions including the United States. Pillar 2 addresses the risks associated with profit shifting to entities in low tax jurisdictions. The Pillar 2 tax liability for the Company in 2025 was approximately $1.3 million. On January 5, 2026, the US Treasury Department and OECD have agreed in principle to adopt a side-by-side tax system that will exempt US parented companies from Pillar 2 taxes starting in 2026.
As of December 31, 2025, we have made the following determinations regarding our non-U.S. earnings:

(in millions)	Permanently reinvested	Not permanently reinvested
Amount of earnings	$679.6	$107.9
Associated tax	N/A (a)	$0.1
(a) Determination of U.S. income taxes and non-U.S. withholding taxes due upon repatriation of this $679.6 million of earnings is not practicable because the amount of such taxes depends upon circumstances existing in numerous taxing jurisdictions at the time the remittance occurs.

Tax Related to Comprehensive Income
During 2025, 2024 and 2023, tax provisions of $0.6 million, $0.5 million and $0.5 million, respectively, related to changes in pension and post-retirement plan assets and benefit obligations, were recorded to accumulated other comprehensive loss.

Deferred Taxes and Valuation Allowances
The components of deferred tax assets and liabilities included in our Consolidated Balance Sheets are as follows:

(in millions) December 31,	2025	2024
Deferred tax assets:
Tax loss and credit carryforwards	$53.3	$46.1
Interest Deduction carryforward	1.5	—
Inventories	5.6	7.6
Capitalized Research and Development	16.9	16.1
Accruals and Reserves	9.0	9.5
Pension and Post Retirement Benefits	1.0	3.3
Other	6.2	5.8
Total	$93.5	$88.4
Less: valuation allowance	51.3	43.6
Total deferred tax assets, net of valuation allowance	$42.2	$44.8
Deferred tax liabilities:
Basis difference in intangible assets	$(160.9)	$(131.1)
Basis difference in fixed assets	(29.7)	(29.7)
Other	(0.1)	(0.8)
Total deferred tax liabilities	$(190.7)	$(161.6)
Net deferred tax liability	$(148.5)	$(116.8)
Balance sheet classification:
Long-term deferred tax assets	$2.5	$2.2
Long-term deferred tax liability	(151.0)	(119.0)
Net deferred tax liability	$(148.5)	$(116.8)
As of December 31, 2025, we had U.S. federal, U.S. state and non-U.S. tax loss and credit carryforwards that will expire, if unused, as follows:

(in millions) Year of expiration	U.S. Federal Tax Credits	U.S. Federal Tax Losses	U.S. State Tax Credits	U.S. State Tax Losses	Non-U.S. Tax Credits	Non- U.S. Tax Losses	Total
2026-2030	$—	$—	$0.4	$141.2	$—	$—
After 2030	10.0	0.5	0.7	368.8	—	—
Indefinite	—	—	—	6.5	—	52.1
Total tax carryforwards	$10.0	$0.5	$1.1	$516.5	$—	$52.1
Deferred tax asset on tax carryforwards	$10.0	$0.1	$0.8	$28.5	$0.8	$13.1	$53.3
Valuation allowance on tax carryforwards	(10.0)	(0.1)	(0.4)	(27.8)	—	(13.0)	(51.3)
Net deferred tax asset on tax carryforwards	$—	$—	$0.4	$0.7	$0.8	$0.1	$2.0
As of December 31, 2025, and 2024, we determined that it was more likely than not that $51.3 million and $43.6 million, respectively, of our deferred tax assets related to tax loss and credit carryforwards will not be realized.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of our gross unrecognized tax benefits, excluding interest and penalties, is as follows:

(in millions)	2025	2024	2023
Balance of liability as of January 1,	$8.1	$16.5	$7.6
Increase (decrease) as a result of:
Tax positions taken during a prior year	(0.5)	(1.0)	(0.2)
Tax positions taken during the current year	0.5	0.4	0.5
Settlements with taxing authorities	—	—	(0.1)
Lapse of the statute of limitations	(2.6)	(7.8)	(5.2)
Other	—	—	13.9
Balance of liability as of December 31,	$5.5	$8.1	$16.5
As of December 31, 2025, 2024 and 2023, the amount of our unrecognized tax benefits that, if recognized, would affect our effective tax rate was $6.1 million, $8.6 million and $18.4 million, respectively. The difference between these amounts and those reflected in the table above relates to (1) offsetting tax effects from other tax jurisdictions, and (2) interest expense, net of deferred taxes. As of December 31, 2025, and 2024, we had gross unrecognized benefits, including interest and penalties of $6.6 million, and $9.4 million, respectively, included in “Other liabilities” in our Consolidated Balance Sheets.
As of December 31, 2023, the Company has recorded a gross unrecognized tax benefit of $13.9 million due to the Separation from SpinCo which is included in the above table as “Other.” As of December 31, 2025, and 2024, the Company had an indemnification receivable of $1.9 million, and $3.1 million, respectively, from SpinCo per the terms of the Tax Matters Agreement described below.
The Tax Matters Agreement specifies the rights, responsibilities, and obligations after the Separation with respect to tax liabilities and benefits. The agreement specifies the portion, if any, of this tax liability for which we and SpinCo will bear responsibility, and we and SpinCo agreed to indemnify each other against any amounts for which they are not responsible.
We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax expense. During the years ended December 31, 2025, 2024 and 2023, we recognized interest and penalty income of $0.2 million, $1.0 million and $0.1 million, respectively, in our Consolidated and Combined Statements of Operations. As of December 31, 2025, and 2024, we had accrued $1.1 million and $1.3 million, respectively, of interest and penalties related to unrecognized tax benefits on our Consolidated Balance Sheets.
Income Taxes Paid

(in millions) December 31,	2025
A breakdown of income taxes paid (net of refunds) is as follows:
U.S. Federal	$26.2
U.S. State	4.8
Non-U.S.	19.9
Total income taxes paid, net	$50.9

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:
U.S. Federal	$26.2
Foreign
Japan	$13.7
United Kingdom	$4.2

Income Tax Examinations
Our income tax returns are subject to examination by the U.S. federal, U.S. state and local, and non-U.S. tax authorities. With few exceptions, the years open to examinations are as follows:

Jurisdiction	Year
U.S. federal	2022 - 2024
U.S. state and local	2019 - 2024
Non-U.S.	2018 - 2024
Currently, we and our subsidiaries are under examination in various jurisdictions.

Note 11 – Accrued Liabilities
Accrued liabilities consist of:

(in millions) December 31,	2025	2024
Employee related expenses	$58.5	$53.4
Contract liabilities	87.3	71.4
Current lease liabilities	14.6	10.6
Accrued interest	7.6	6.6
Warranty	10.9	6.2
Share deposit liabilities[1]	14.4	—
Other	79.7	63.0
Total	$273.0	$211.2
1 Share deposit liabilities represent ordinary shares that the Company is obligated to issue related to the acquisition of Antares Vision. See Note 3, “Acquisitions” for further details.

Note 12 – Other Liabilities
A summary of the other liabilities is as follows:

(in millions) December 31,	2025	2024
Long-term lease liabilities	$55.6	$52.7
Long-term contract liabilities	17.0	13.5
Accrued taxes	6.6	9.4
Share deposit liabilities[1]	21.4	—
Stock-based compensation liabilities[1]	12.0	—
Other	3.4	4.6
Total	$116.0	$80.2
1 Share deposit liabilities represent Class B shares that the Company is obligated to issue related to the acquisition of Antares Vision. The Class B shares that have been granted are accounted for as stock‑based compensation under ASC Topic 718 “Compensation - Stock Compensation” (“ASC 718”). See Note 3, “Acquisitions” for further details.

Note 13 - Commitments and Contingencies
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of December 31, 2025, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters, and that adequate provision has been made in our Consolidated and Combined Financial Statements for the potential impact of all such matters.

Note 14 – Financing
Our debt as of December 31, 2025, and 2024 consisted of the following:

(in millions) December 31,	2025	2024
Term Loan A	$9.1	$—
Revolving Facility	126.0	210.0
Total short-term borrowings (a)	$135.1	$210.0

Term Loan A	$351.4	$—
Term Loan B	120.7	—
6.55% notes due November 2036	198.8	198.7
4.20% notes due March 2048	346.9	346.8
Other deferred financing costs associated with credit facilities	(13.4)	(4.9)
Total long-term debt (a)	$1,004.4	$540.6
(a ) Debt discounts and debt issuance costs totaled $30.7 million and $9.4 million as of December 31, 2025, and 2024, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above, where applicable.

Credit Facilities - On March 17, 2023, we became party to a senior secured credit agreement (the “Credit Agreement”) which originally provided for a $500 million, five-year revolving credit facility (the “Revolving Facility”) and we entered into a $350 million, three-year term loan facility (the “Term Facility”). Funding for both facilities became available in connection with the Separation.
On December 9, 2024, we entered into an amendment to the Credit Agreement which increased the Revolving Facility by $200 million to an aggregate $700 million and provided a delayed draw term loan (the “Term Loan A”) of £300 million. On the same day, proceeds from the Revolving Facility were used to repay the outstanding Term Facility.
On December 15, 2025, in connection with the closing of the first phase of the Antares Vision acquisition, we amended our Credit Agreement (the “Fifth Amendment”) to provide for a new €430 million senior secured delayed draw term loan facility (the “Term Loan B”) with a maturity date of December 15, 2032. In addition, the Fifth Amendment provides for maturity extensions on our existing Term Loan A and Revolving Facility to December 15, 2030 and increased the Revolving Facility to $800.0 million.

During the year ended December 31, 2025, we borrowed:
•$406.5 million and repaid $490.5 million on the Revolving Facility to fund working capital requirements.
•£300.0 million, or $400.4 million, on the Term Loan A to fund the DLR acquisition and repaid $40.9 million.
• €112.1 million, or $131.6 million, on the Term Loan B to fund the Antares Vision acquisition.
The Revolving Facility allows us to borrow, repay and re-borrow funds from time to time prior to the maturity of the Revolving Facility without any premium or penalty, subject to customary borrowing conditions for facilities of this type and the reimbursement of breakage costs. Borrowings under the Term Loan A are prepayable without premium or penalty, subject to customary breakage costs. Borrowings under the Term Loan B are prepayable (i) prior to June 15, 2026, subject to certain customary exceptions, subject to a 1.00% premium if such prepayment is made in connection with a repricing transaction and (ii) on and after June 15, 2026, without premium or penalty, and, in each case, subject to customary reimbursement of breakage costs. Under the Credit Agreement, variable interest rates apply with respect to (i) the Term Loan B, for which the interest rate is determined as an adjusted term Euro Interbank Offered Rate (“EURIBOR”) for the applicable interest period plus a margin ranging from 2.25% to 2.75%, with such margin determined based on our first lien net leverage ratio, (ii) with respect to the Term Loan A, for which the interest rate is determined as, at our election, either (a) a Sterling Overnight Index Average (“SONIA”) for the applicable interest period plus a margin ranging from 1.50% to 2.25% or (2) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin as determined by the lower of ratings issued by Moody’s and S&P of senior, unsecured, long-term indebtedness (the “Ratings”) and our total net leverage ratio and (iii) with respect to the Revolving Facility, for which the interest rate is determined as, at our election, either (a) subject to the elected currency, an adjusted Secured Overnight Financing Rate (“SOFR”), EURIBOR or SONIA for the applicable interest period plus a margin ranging from 1.50% to 2.25% or (b) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin determined based on the lower of the Ratings and our total net leverage ratio, and (iii) with respect to the Revolving Facility, for which the interest rate is determined as, at our election, either (a) subject to the elected currency, an adjusted Secured Overnight Financing Rate (“SOFR”), EURIBOR or SONIA for the applicable interest period plus a margin ranging from 1.50% to 2.25% or (b) a base rate plus a margin ranging from 0.50% to 1.25%, in each case, with such margin determined based on the lower of the Ratings and our total net leverage ratio.
We are required to pay a fee on undrawn commitments under the Revolving Facility at a rate per annum that ranges from 0.20% to 0.35%, based on the lower of the Ratings and our total net leverage ratio. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on our and our subsidiaries with respect to indebtedness, liens, mergers, consolidations, liquidations and dissolutions, sales of all or substantially all assets, transactions with affiliates, investments, hedging arrangements and amendments to our organizational documents or to certain subordinated debt agreements. As of the last day of each fiscal quarter, our total net leverage ratio cannot exceed (i) prior to the completion of the Antares Vision acquisition, 3.50 to 1.00 (provided that, at our election, such maximum ratio may be increased to 4.00 to 1.00 for specified periods following our consummation of certain material acquisitions) and (ii) after the completion of the Antares Vision acquisition, for the (1) fiscal quarter in which the Antares Vision acquisition is completed, 5.50 to 1.00, (2) for the first fiscal quarter thereafter, 5.25 to 1.00, (3) for the second fiscal quarter thereafter, 5.00 to 1.00, (4) for the third fiscal quarter thereafter, 4.75 to 1.00, (5) for the fourth fiscal quarter thereafter, 4.50 to 1.00 and (6) for any subsequent fiscal quarter, 4.25 to 1.00 (provided that, at our election, for any period in which the completion of the Antares Vision acquisition occurs or any subsequent period, such maximum ratio may be increased by 0.75 to 1.00, but not in excess of 5.50 to 1.00, for specified periods following our consummation of certain material acquisitions). Prior to the completion of the Antares Vision acquisition, as of the last day of each fiscal quarter, our minimum interest coverage ratio must be at least 3.00 to 1.00. The Credit Agreement also includes customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by us or any of our material subsidiaries being false in any material respect, default under certain other material indebtedness, certain insolvency or receivership events affecting us and our material subsidiaries, certain ERISA events, material judgments and a change in control, in each case, subject to cure periods and thresholds where customary.

Bridge Facility - In connection with the Antares Vision acquisition (see note 3 “Acquisition”), on September 15, 2025, the Company entered into a commitment for a senior secured 364-day Bridge Facility (“Bridge Facility”) of $602 million and a backstop facility (the “Backstop Facility”) of $831 million. The Backstop Facility was in place until October 7, 2025 when the amendment to the Credit Agreement was ratified. The Bridge Facility was automatically terminated upon securing the Term Loan B, described above.
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
Other – As of December 31, 2025, we had open standby letters of credit on our behalf of $97.5 million issued pursuant to a $224.2 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines. As of December 31, 2024, we had open standby letters of credit on our behalf of $38.8 million issued pursuant to a $176.1 million uncommitted Letter of Credit Reimbursement Agreement, and certain other credit lines.
As of December 31, 2025, our total debt to total capitalization ratio was 47.7%, computed as follows:

(in millions)
Short-term borrowings	$135.1
Long-term debt	1,004.4
Total debt	$1,139.5
Equity	$1,249.9
Capitalization	$2,389.4
Total indebtedness to capitalization	47.7%

Note 15 – Fair Value Measurements
The following tables provide information regarding the Company’s assets and liabilities measured at fair value as of December 31, 2025, and 2024.

December 31, 2025 (in millions)	Location on Consolidated Balance Sheets	Active Markets for Identical Assets and Liabilities Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Liabilities
Foreign exchange contract not designated as hedging instrument[1]	Accrued Liabilities	$—	$—	$—	$—
Long-term debt	Long-term debt	$—	$440.3	$—	$440.3
Performance-based restricted share units	Other Liabilities	$1.0	$—	$—	$1.0
Contingent Liability	Other Liabilities	$—	$—	$1.3	$1.3
1 Notional value of $11.7 million

December 31, 2024 (in millions)	Location on Consolidated Balance Sheets	Active Markets for Identical Assets and Liabilities Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Assets
Foreign exchange contract not designated as hedging instrument	Accounts Receivable	$—	$0.1	$—	$0.1
Liabilities
Foreign exchange contract not designated as hedging instrument[1]	Accrued Liabilities	$—	$3.1	$—	$3.1
Long-term debt	Long-term debt	$—	$430.1	$—	$430.1
Performance-based restricted share units	Other Liabilities	$1.6	$—	$—	$1.6
Contingent Liability	Other Liabilities	$—	$—	$1.5	$1.5
1 Notional value of $65.0 million

Note 16 – Restructuring
Overview
2025 Restructuring - In 2025, we initiated restructuring actions as follows:
•We recorded $12.1 million of restructuring expense in the SAT segment, predominantly related to severance charges, associated with the integration of the DLR and OpSec businesses. Certain remaining actions, including completion of facility‑related exit activities are expected to continue into 2026. Total program costs are expected to be in the range of $15 million to $17 million.
•We recorded $4.7 million of restructuring expense in the CPI segment, predominantly related to severance charges. We continue to evaluate and align CPI’s cost structure with existing economic conditions which could result in additional actions in 2026.
2024 Restructuring - In the first and fourth quarters of 2024, in response to challenging industry conditions, we initiated workforce reductions in CPI, incurring $10.1 million of cumulative severance charges, net through December 31, 2025. We do not expect to incur significant additional costs to complete these actions. We have substantially completed the restructuring program in 2025.
2022 Restructuring - In the fourth quarter of 2022, in response to economic uncertainty, we initiated workforce reductions in CPI, incurring $0.5 million of severance charges and other costs for the year ended December 31, 2023. The program was completed in 2025.

Restructuring Charges
We recorded restructuring charges which are reflected in the Consolidated and Combined Statements of Operations, as follows:

(in millions) For the year ended December 31,	2025	2024	2023
Crane Payment Innovations	$4.7	$10.1	$0.5
Security and Authentication Technologies	12.1	—	—
Total restructuring charges	$16.8	$10.1	$0.5
The following table summarizes our restructuring charges by program, cost type and segment for the years ended December 31, 2025, 2024 and 2023:

For the years ended December 31,	2025			2024			2023
(in millions)	Severance	Other	Total	Severance	Other	Total	Severance	Other	Total
Crane Payment Innovations	$4.4	$0.3	$4.7	$—	$—	$—	$—	$—	$—
Security and Authentication Technologies	10.4	1.7	12.1	—	—	—	—	—	—
2025 Restructuring	14.8	2.0	16.8	—	—	—	—	—	—

Crane Payment Innovations	$—	$—	$—	$10.1	$—	$10.1	$—	$—	$—
2024 Restructuring	—	—	—	10.1	—	10.1	—	—	—

Crane Payment Innovations	$—	$—	$—	$—	$—	$—	$0.1	$0.4	$0.5
2022 Restructuring	—	—	—	—	—	—	0.1	0.4	0.5

Total	$14.8	$2.0	$16.8	$10.1	$—	$10.1	$0.1	$0.4	$0.5

The following table summarizes the cumulative restructuring charges incurred through December 31, 2025.

	Cumulative Restructuring Charges
(in millions)	Severance	Other	Total
Crane Payment Innovations	$4.4	$0.3	$4.7
Security and Authentication Technologies	10.4	1.7	12.1
2025 Restructuring	$14.8	$2.0	$16.8

Crane Payment Innovations	$10.1	$—	$10.1
2024 Restructuring	$10.1	$—	$10.1

Crane Payment Innovations	$5.8	$0.9	$6.7
2022 Restructuring	$5.8	$0.9	$6.7

Restructuring Liability
The following table summarizes the accrual balances related to these restructuring charges by program:

(in millions)	2025 Restructuring	2024 Restructuring	2022 Restructuring	Total
Severance:
Balance as of December 31, 2023 (a)	$—	$—	$0.6	$0.6
Expense (b)	—	10.1	—	10.1
Utilization	—	(2.9)	(0.4)	(3.3)
Balance as of December 31, 2024 (a)	$—	$7.2	$0.2	$7.4
Expense (b)	14.8	—	—	14.8
Utilization	(7.6)	(6.4)	(0.2)	(14.2)
Balance as of December 31, 2025 (a)	$7.2	$0.8	$—	$8.0

(a)	Included within Accrued Liabilities in the Consolidated Balance Sheets.
(b)	Included within “Restructuring charges” in the Consolidated and Combined Statements of Operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A. Controls and Procedures
DLR Acquisition. The Company completed the acquisition of De La Rue Authentication Solutions (“DLR”) on May 1, 2025. The Company has not yet fully incorporated DLR’s internal controls and procedures into the Company’s internal control over financial reporting and will be completed within the time provided by the applicable rules and regulations of the SEC for a recently acquired business. As such, management excluded DLR from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. DLR constituted approximately 4% of the Company’s total assets, excluding the preliminary value of goodwill and purchased intangible assets, and approximately 5% of the Company’s total net sales as of and for the year ended December 31, 2025.
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
Change in Internal Controls over Financial Reporting. During the fourth quarter ended December 31, 2025, there have been no changes in the Company’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
Design and Evaluation of Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of our management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the year ended December 31, 2025. Our independent registered public accounting firm also attested to, and reported on, our management’s assessment of the effectiveness of internal control over financial reporting. Our management’s report and our independent registered public accounting firm’s attestation report are set forth in Item 8 of this Annual Report on Form 10-K under the captions entitled “Management’s Responsibility for Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Crane NXT, Co.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Crane NXT, Co. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated and combined financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 26, 2026, expressed an unqualified opinion on those consolidated and combined financial statements.

As described in “Management’s Responsibility for Financial Reporting,” management excluded from its assessment the internal control over financial reporting at De La Rue Authentication, which was acquired on May 1, 2025, and whose financial statements constitute approximately 4% of the Company’s total assets, excluding the preliminary value of goodwill and purchased intangible assets and approximately 5% of the Company’s total net sales as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at De La Rue Authentication.
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

/s/ Deloitte & Touche LLP
Stamford, Connecticut
February 26, 2026

Item 9B. Other Information
During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the definitive proxy statement with respect to the 2026 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about April 7, 2026 except that such information with respect to Executive Officers of the Registrant is included, pursuant to Instruction 3, paragraph (b) of Item 401 of Regulation S-K, under Part I. The Company’s Corporate Governance Guidelines, the charters of its Management Organization and Compensation Committee, its Nominating and Governance Committee and its Audit Committee and its Code of Ethics are available at www.cranenxt.com/governance. Amendments to our Code of Ethics and any grant of a waiver from a provision of our Code of Ethics requiring disclosure under applicable Commission rules will be disclosed on our website at www.cranenxt.com/governance. The information on our website is not part of this report.
The information required by this item regarding our Insider Trading Policy is incorporated by reference into this Report as an exhibit.

Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to the definitive proxy statement with respect to the 2026 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about April 7, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except the information required by Section 201(d) of Regulation S-K which is set forth below, the information required by Item 12 is incorporated by reference to the definitive proxy statement with respect to the 2026 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about April 7, 2026.

As of December 31, 2025:	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
	(a)		(b)	(c)
Equity compensation plans approved by security holders:
2018 Stock Incentive Plan (and predecessor plans)	564,420	a	$29.96	—
2018 Amended and Restated Stock Incentive Plan	1,316,148	a	$48.69	9,133,680
Equity compensation plans not approved by security holders	—		$—	—
Total	1,880,568		$39.53	9,133,680
a Includes 341,729 restricted share units (“RSUs”), 189,315 deferred stock units (“DSUs”) and 381,576 performance-based restricted share units (“PRSUs”), assuming the maximum potential payout percentage. Actual numbers of shares may vary, depending on actual performance. If the PRSUs included in this total vest at the target performance level as opposed to the maximum level, the aggregate awards outstanding would be 1,689,780. Column (b) does not take RSUs, PRSUs or DSUs into account because they do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to the definitive proxy statement with respect to the 2026 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about April 7, 2026.

Item 14. Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference to the definitive proxy statement with respect to the 2026 Annual Meeting of Shareholders which the Company expects to file with the Commission pursuant to Regulation 14A on or about April 7, 2026.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) Consolidated and Combined Financial Statements:

Page Number
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	Page 38
Consolidated and Combined Statements of Operations	Page 40
Consolidated and Combined Statements of Comprehensive Income	Page 41
Consolidated Balance Sheets	Page 42
Consolidated and Combined Statements of Cash Flows	Page 43
Consolidated and Combined Statements of Changes in Equity	Page 45
Notes to Consolidated and Combined Financial Statements	Page 46

(b) Financial Statement Schedules:
Financial statement schedules are omitted because they are not applicable, not required, not material or because the required information is included in the Consolidated and Combined Financial Statements of the Company or the Notes thereto.

(c) Exhibits:

Exhibit No.	Description
Exhibit 10.1
Fifth Amendment, dated as of December 15, 2025, by and among Crane NXT, Co., a Delaware corporation, as borrower, CA-MC Acquisition UK Limited, a private company incorporated under the laws of England and Wales with registered number 03878137 (the “UK Borrower”), the subsidiaries of the Company party thereto as guarantors, the lenders party thereto, the issuing banks party thereto, the cash confirmation bank party thereto, JPMorgan Chase Bank, N.A., as U.S. administrative agent and J.P. Morgan SE, as non-U.S. administrative agent.

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
(4)(a)
Description of Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).

(4)(b)(1)
Indenture dated as of April 1, 1991 between the Registrant and the Bank of New York (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

(4)(b)(2)
First Supplemental Indenture to the Indenture dated April 1, 1991, dated as of May 16, 2022, between Crane NXT, Co. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K12G3 filed on May 16, 2022).

(4)(c)(1)
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

10(b)
First Amendment, dated as of February 29, 2024, by and among Crane NXT, Co., a Delaware corporation, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed February 20, 2025).

10(c)

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

10(d)
Third Amendment, dated as of July 3, 2025, by and among Crane NXT, Co., a Delaware corporation, as borrower, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 6, 2025).

10(e)
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

10(h)
Employee Matters Agreement, dated as of April 3, 2023, by and between Crane NXT, Co. and Crane Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 3, 2023).

10(i)
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
(p)
Separation Agreement between Crane NXT, Co. and Jennifer Kartono, dated February 11, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 12, 2025).

(q)	Offer Letter, dated August 24, 2025, between Crane NXT, Co. and Kim DiMaurizio (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed November 5, 2025).

(19)	Insider Trading Policies and Procedures:
19(a)	Policy on Trading in Company Securities (incorporated by reference to Exhibit 19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).

97	Policy Relating to Recovery of Erroneously Awarded Compensation:
97(a)	Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024).

Item 16. Form 10-K Summary
Not applicable.

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRANE NXT, CO. (Registrant)

By /s/ AARON W. SAAK
Aaron W. Saak President and Chief Executive Officer Date 2/26/2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Officers

/s/ AARON W. SAAK	/s/ CHRISTINA CRISTIANO	/s/ BIANCA SHARDELOW
Aaron W. Saak President, Chief Executive Officer and Director (Principal Executive Officer)	Christina Cristiano Senior Vice President Chief Financial Officer (Principal Financial Officer)	Bianca Shardelow Vice President, Controller Chief Accounting Officer (Principal Accounting Officer)
Date 2/26/2026	Date 2/26/2026	Date 2/26/2026
Directors

/s/ JOHN S. STROUP	/s/ MICHAEL DINKINS	/s/ WILLIAM K. GROGAN
John S. Stroup	Michael Dinkins	William K. Grogan
Date 2/26/2026	Date 2/26/2026	Date 2/26/2026

/s/ SANDRA JOYCE	/s/ CRISTEN KOGL	/s/ ELLEN MCCLAIN
Sandra Joyce	Cristen Kogl	Ellen McClain
Date 2/26/2026	Date 2/26/2026	Date 2/26/2026

/s/ DAVID D. PETRATIS	/s/ JAMES L.L. TULLIS
David D. Petratis	James L.L. Tullis
Date 2/26/2026	Date 2/26/2026