Form 10-Q
period 2026-03-31
Crane NXT, Co.
filed 2026-05-06
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of April 30, 2026
Common stock, $1.00 Par Value – 57,542,367 shares

Crane NXT, Co.
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions, except per share data)	2026	2025
Net sales	$387.7	$330.3
Operating costs and expenses:
Cost of sales	231.8	190.1
Selling, general and administrative	130.6	102.9
Restructuring charges	3.1	—
Operating profit	22.2	37.3
Other (expense) income:
Interest expense	(17.8)	(11.5)
Equity investment income	4.7	0.1
Miscellaneous income, net	0.1	2.2
Total other expense, net	(13.0)	(9.2)
Income before income taxes	9.2	28.1
Provision for income taxes	2.4	6.4
Net income before allocation to noncontrolling interest	6.8	21.7
Less: Noncontrolling interest in subsidiaries’ earnings	0.4	—
Net income attributable to common shareholders	$6.4	$21.7

Earnings per share:
Basic	$0.11	$0.38
Diluted	$0.11	$0.38

Average shares outstanding:
Basic	57.5	57.3
Diluted	58.0	57.9

Dividends per share	$0.18	$0.17

See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Net income before allocation to noncontrolling interest	$6.8	$21.7
Components of other comprehensive (loss) income, net of tax
Currency translation adjustment	(10.8)	31.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	(0.2)	(0.2)
Other comprehensive (loss) income, net of tax	(11.0)	30.9
Comprehensive (loss) income before allocation to noncontrolling interest	$(4.2)	$52.6
Less: Noncontrolling interest in comprehensive income	0.4	—
Comprehensive (loss) income attributable to common shareholders	$(4.6)	$52.6
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$228.3	$233.8
Accounts receivable, net of allowance for credit losses of $9.5 as of March 31, 2026 and $8.9 as of December 31, 2025	420.0	351.8
U.S. and foreign taxes on income	14.1	12.7
Inventories, net:
Finished goods	77.1	26.6
Finished parts and subassemblies	32.6	23.8
Work in process	34.1	29.4
Raw materials	116.7	89.7
Inventories, net	260.5	169.5
Other current assets	91.2	85.1
Total current assets	1,014.1	852.9
Property, plant and equipment:
Cost	716.3	688.9
Less: accumulated depreciation	395.1	385.1
Property, plant and equipment, net	321.2	303.8
Long-term deferred tax assets	11.6	2.5
Investment in equity affiliates and joint ventures	8.1	139.4
Intangible assets, net	789.3	557.2
Goodwill	1,398.2	1,164.0
Other assets	97.9	96.6
Total assets	$3,640.4	$3,116.4
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	March 31, 2026	December 31, 2025
Liabilities and equity
Current liabilities:
Short-term borrowings	$249.5	$135.1
Accounts payable	130.8	132.3
Accrued liabilities	358.1	273.0
U.S. and foreign taxes on income	24.3	28.7
Total current liabilities	762.7	569.1
Long-term debt	1,259.4	1,004.4
Accrued pension and postretirement benefits	27.8	19.1
Long-term deferred tax liability	212.3	151.0
Other liabilities	119.6	116.0
Total liabilities	2,381.8	1,859.6
Commitments and contingencies (Note 11)
Redeemable noncontrolling Interests	21.1	6.9
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized	72.4	72.4
Capital surplus	1,709.3	1,716.5
Retained earnings	370.6	374.5
Accumulated other comprehensive loss	(110.9)	(99.9)
Treasury stock	(802.3)	(810.5)
Total shareholders’ equity	1,239.1	1,253.0
Nonredeemable noncontrolling interests	(1.6)	(3.1)
Total equity	1,237.5	1,249.9
Total liabilities, redeemable noncontrolling interests, and equity	$3,640.4	$3,116.4

Share data:
Common shares issued	72,441,647	72,441,647
Less: Common shares held in treasury	14,904,359	15,000,106
Common shares outstanding	57,537,288	57,441,541
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Operating activities:
Net income before allocation to noncontrolling interest	$6.8	$21.7
Adjustments to reconcile net income to net cash flows used for operating activities:
Depreciation and amortization	29.7	21.6
Stock-based compensation expense[1]	14.8	2.9
Income from equity investments	(4.7)	(0.1)
Deferred income taxes	(1.9)	(0.5)
Cash used for operating working capital	(51.3)	(61.4)
Other	(7.4)	(3.3)
Total used for operating activities	(14.0)	(19.1)
Investing activities:
Proceeds from disposition of assets	4.6	—
Payment for acquisitions, net of cash acquired	(225.4)	—
Capital expenditures	(10.1)	(13.1)
Settlement of forward contracts	(0.3)	(0.5)
Total used for investing activities	(231.2)	(13.6)
Financing activities:
Dividends paid	(10.3)	(9.7)
Proceeds from stock options exercised	—	0.6
Payment of tax withholding on equity awards vested	(2.8)	(5.6)
Debt issuance costs	(1.6)	(0.8)
Proceeds from revolving credit facility	30.0	106.0
Repayments of revolving credit facility	(30.0)	(52.5)
Proceeds from term loan	366.9	—
Repayment of term loan	(112.4)	—
Total provided by financing activities	239.8	38.0
Effect of exchange rates on cash, cash equivalents and restricted cash	(1.8)	6.7
(Decrease) increase in cash, cash equivalents and restricted cash	(7.2)	12.0
Cash, cash equivalents and restricted cash at beginning of period[2]	246.2	173.4
Cash, cash equivalents and restricted cash at end of period[3]	$239.0	$185.4

1 Includes $10.7 million liability-classified stock-based compensation issued to senior management of Antares Vision. See Note 2, “Acquisitions” for further details.

2 Includes both current and non-current balances of restricted cash. Current restricted cash, included within “Other current assets” in our Unaudited Condensed Consolidated Balance Sheets, was $5.3 million and $0.8 million as of December 31, 2025, and 2024, respectively. Non-current restricted cash, included within “Other assets” in our Unaudited Condensed Consolidated Balance Sheets, was $7.2 million and $6.8 million as of December 31, 2025, and 2024, respectively.

3 Includes both current and non-current balances of restricted cash. Current restricted cash, included within “Other current assets” in our Unaudited Condensed Consolidated Balance Sheets, was $3.7 million and $0.9 million as of March 31, 2026, and 2025, respectively. Non-current restricted cash, included within “Other assets” in our Unaudited Condensed Consolidated Balance Sheets, was $7.0 million and $10.7 million as of March 31, 2026, and 2025, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2026	2025
Detail of cash used for operating working capital:
Accounts receivable	$(9.0)	$1.5
Inventories	(23.2)	(9.8)
Other current assets	(5.1)	(5.0)
Accounts payable	(26.8)	(27.3)
Accrued liabilities	19.9	(11.5)
U.S. and foreign taxes on income	(7.1)	(9.3)
Total	$(51.3)	$(61.4)

Supplemental disclosure of cash flow information:
Interest paid	$15.9	$10.7
Income taxes paid, net	$11.2	$15.9
Unpaid capital expenditures	$2.7	$1.4
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Share-holders’ Equity	Non-controlling Interest	Total
Balance as of December 31, 2025	$72.4	$1,716.5	$374.5	$(99.9)	$(810.5)	$1,253.0	$(3.1)	$1,249.9
Noncontrolling interest of acquired entity	—	—	—	—	—	—	0.9	0.9
Net income	—	—	6.4	—	—	6.4	0.4	6.8
Cash dividends ($0.18 per share)	—	—	(10.3)	—	—	(10.3)	—	(10.3)
Redeemable noncontrolling interest adjustment	—	(0.2)	—	—	—	(0.2)	0.2	—
Exercise of stock options of 2,032 shares	—	—	—	—	—	—	—	—
Impact from settlement of stock-based awards, net of shares acquired	—	(11.1)	—	—	8.2	(2.9)	—	(2.9)
Stock-based compensation expense	—	4.1	—	—	—	4.1	—	4.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Currency translation adjustment	—	—	—	(10.8)	—	(10.8)	—	(10.8)
Balance as of March 31, 2026	$72.4	$1,709.3	$370.6	$(110.9)	$(802.3)	$1,239.1	$(1.6)	$1,237.5

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance as of December 31, 2024	$72.4	$1,719.9	$268.4	$(172.6)	$(823.2)	$1,064.9
Net income	—	—	21.7	—	—	21.7
Cash dividends ($0.17 per share)	—	—	(9.7)	—	—	(9.7)
Exercise of stock options of 21,879 shares	—	—	—	—	0.6	0.6
Impact from settlement of stock-based awards, net of shares acquired	—	(11.7)	—	—	7.2	(4.5)
Stock-based compensation expense	—	2.7	—	—	—	2.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.2)	—	(0.2)
Currency translation adjustment	—	—	—	31.1	—	31.1
Balance as of March 31, 2025	$72.4	$1,710.9	$280.4	$(141.7)	$(815.4)	$1,106.6

See Notes to Unaudited Condensed Consolidated Financial Statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Basis of Presentation
Crane NXT is a global leader in authentication and traceability technologies that secure, detect, and authenticate what matters most to its customers. Through its two market-leading reporting segments: Security and Authentication Technologies (“SAT”) and Detection and Traceability Technologies (“DTT”), Crane NXT provides innovative solutions that prevent the counterfeiting of products and identities and ensure the quality, authenticity, and traceability of products across the supply chain. See Note 3, “Segment Results” for the relative size of these segments in relation to the total company (both net sales and total assets).
References herein to “Crane NXT,” “the Company”, “we,” “us” and “our” refer to Crane NXT, Co. and its subsidiaries.
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and, therefore, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. These Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Crane NXT Consolidated and Combined Financial Statements and Notes to Consolidated and Combined Financial Statements for the year ended December 31, 2025, previously filed on Form 10-K on February 26, 2026.
Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide, and percentages may not precisely reflect the absolute figures. Certain prior period comparative amounts have been reclassified to conform to the current period presentation. Such reclassifications were not material and did not affect the unaudited Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses which intends to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The standard requires disclosure of these expenses on an interim and annual basis in the notes to the financial statements. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of this standard on its Financial Statements Disclosures.
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
Note 2 - Acquisitions
Antares Vision Acquisition
On December 16, 2025, Crane NXT, through a newly formed Italian joint stock company (“ITT”), initiated a multi-phase acquisition of Antares Vision S.p.A. (“Antares Vision”). In the first phase, Crane NXT acquired a 32.3% equity interest in Antares Vision for €117.3 million (approximately $137.8 million), at a purchase price of €5.00 per share.
Following the initial investment and in accordance with the Investor and Shareholder Agreement (“ISA”), Crane NXT launched a mandatory tender offer and subsequent squeeze-out (collectively the “Second Phase”) under applicable Italian law to acquire the remaining shares of Antares Vision as of March 31, 2026 (the “Acquisition Date”) for €244.2 million (approximately $281.9 million). The total consideration for Phase One and Phase Two was $418.2 million. Antares Vision has been delisted from the Euronext Milan stock exchange and is a wholly owned subsidiary of the Company as of March 31, 2026.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the period prior to obtaining control, the Company recognized its proportionate share of Antares Vision’s results of operations under the equity method of accounting. Upon obtaining control, the Company remeasured its previously held equity interest in Antares Vision to its acquisition‑date fair value of $135.4 million in accordance with ASC 805, “Business Combinations” (“ASC 805”) and recognized a remeasurement gain of $4.7 million, which is included in "Equity investment income” in the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026. The acquisition-date fair value of the previously held interest was determined using a market approach based on Level 1 inputs under ASC 820, “Fair Value Measurement”, using the quoted price of Antares Vision’s publicly traded shares as of the acquisition date, which was €5.00 per share.
The acquisition was funded through the Term Loan B, as described in Note 12, “Financing.”
Under the terms of the ISA, the Company is required to issue ordinary shares and Class B shares of ITT to certain Antares Vision personnel at €5.00 per share, in multiple tranches aligned with the acquisition phases (the “Reinvestment”). In connection with the first phase, the Company issued 1,173,379 of both ordinary shares and Class B shares of ITT for $13.8 million in total. In connection with the second phase of the acquisition, the Company issued 2,461,725 of both ordinary shares and Class B shares of ITT at the same per share price, for $28.4 million in total.
The ordinary shares are classified as a redeemable noncontrolling interest and are presented in temporary equity in the Unaudited Condensed Consolidated Balance Sheet as “Redeemable noncontrolling interest”
The Class B shares are accounted for as stock‑based compensation granted to employees under ASC 718 “Compensation - Stock Compensation” (“ASC 718”). Under the ISA, the Class B shares convert into ordinary shares of ITT based on a multiplier dependent on ITT’s revenue and EBIT target achievement for the year ended December 31, 2028. The multiplier ranges from zero to three depending on the achievement of these targets as of the specified conversion date. Once converted to ordinary shares, the Class B shares are subject to immediately exercisable call and put features and as such, they are liability-classified instruments.
Since Class B shares are subject to performance conditions with no service conditions, they are expensed when the performance conditions are deemed probable of being achieved and are based on the fair value of the Class B shares at each reporting period. The fair value of Class B shares is based on the estimated fair value of ITT using a market approach. Compensation expense is determined by applying the fair value of the Class B shares to the number of Class B shares expected to be issued based on management’s best estimate of the expected performance outcome under the awards’ performance‑based conversion features. These estimates involve significant judgment and are subject to inherent uncertainty, and actual results may differ from current expectations, which could result in adjustments to compensation expense in future periods.
During the three months ended March 31, 2026, the Company recognized a $6.8 million benefit from the remeasurement of these liability‑classified stock‑based compensation awards. Because the first tranche of Class B shares was granted while Antares Vision was an equity method investee, this change in the stock-based compensation liability prior to the date control was obtained was recognized in “Equity investment income” in the Unaudited Condensed Consolidated Statements of Operations.
The Class B shares issued in connection with the Second Phase of the acquisition occurred when the recipients were employees of the Company. Under ASC 718, the stock-based compensation liability recognized at the grant date represents compensation for future services without a service condition and as such the Company recognized $10.7 million as stock‑based compensation expense through “Selling, general and administrative” in the Unaudited Condensed Consolidated Statements of Operations, with a corresponding increase to the stock-based compensation liability recorded within “Other liabilities” in the Unaudited Condensed Consolidated Balance Sheets. As of March 31, 2026, the stock-based compensation liability associated with Class B shares was $36.7 million.
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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Allocation of Consideration Transferred to Net Assets Acquired
The amounts below represent the preliminary estimation of the fair value of identifiable assets acquired and liabilities assumed in connection with the acquisition of Antares Vision. The purchase price allocation is preliminary due to the timing of the closing of the transaction. The Company is in the process of finalizing valuations of acquired assets and assumed liabilities, including identifiable intangible assets and goodwill. The final allocation may differ materially from preliminary amounts. The Company expects to complete the purchase accounting within the measurement period as required by ASC 805.

Net assets acquired (in millions)
Cash and cash equivalents	$57.1
Accounts receivable, net	62.9
Inventories, net	69.9
Other current assets	17.8
Property, plant and equipment	28.5
Other non-current assets	12.0
Intangible assets	251.2
Goodwill	241.1
Total assets acquired	$740.5

Short-term borrowings	$123.5
Contract liabilities	47.2
Other current liabilities	64.4
Other liabilities	87.2
Total assumed liabilities	$322.3
Net assets acquired	$418.2

The following is a summary of the purchase consideration transferred:
Fair value of previously held equity investment	$135.4
Cash consideration transferred to acquire control	281.9
Fair value of noncontrolling interest	0.9
Total consideration of Antares Vision acquisition	$418.2
The amount allocated to goodwill reflects expected sales and operational synergies, manufacturing efficiency and research and development. Goodwill from this acquisition is not deductible for tax purposes.
The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period in which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

Intangible Assets (in millions)	Intangible Fair Value	Weighted Average Life (in years)
Customer relationships	$150.1	20.0
Trade names	17.3	9.0
Developed technology	63.5	5.0
Backlog	20.3	0.9
Total acquired intangible assets	$251.2

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the customer relationships and backlog intangible assets were determined by using the multi-period excess earnings method under the income approach, which is a commonly accepted valuation method. Under this method, the net earnings attributable to the asset being measured are isolated from the projected cash flows of the consolidated business over the remaining economic life of the intangible asset being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. The Company’s estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationships are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated remaining useful life of 20 years and the backlog asset is being amortized over 0.9 years.
The fair values of the developed technology and trade name intangible assets were determined by the relief-from-royalty method under the income approach. This method is based on the assumption that in lieu of ownership of the asset, a company would be willing to pay a royalty in order to exploit the related benefits of the asset. Therefore, the cost savings equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to the Company’s ownership of the asset. The technology assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated remaining useful life of 5 years and the trade names are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 9 years.
De La Rue Acquisition
On May 1, 2025, we acquired De La Rue Authentication Solutions (“DLR”) for a base purchase price of £300 million on a cash-free and debt-free basis, subject to customary purchase price adjustments. The amount paid, net of cash acquired and working capital adjustments, was $394.0 million. We utilized the Term Loan A to fund the acquisition (as described in Note 12, “Financing”). In September 2025, we received $2.9 million related to the final working capital adjustment of the DLR acquisition, resulting in net cash paid of $391.1 million.
DLR is a leading global provider of digital and physical security and authentication technologies to governments and brands, and expands our portfolio of authentication solutions.
DLR is part of a joint venture (the “Joint Venture”) that manufactures and sells tax stamps for the government of Ghana. DLR owns 49% of the share capital but maintains control of the Joint Venture through board governance rights. As such, we have consolidated the Joint Venture and recorded a noncontrolling interest in our Unaudited Condensed Consolidated Financial Statements.
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

Net assets acquired (in millions)
Accounts receivable, net	$19.9
Inventories, net	20.8
Other current assets	6.7
Property, plant and equipment	27.5
Other non-current assets	5.3
Intangible assets	184.9
Goodwill	188.1
Total assets acquired	$453.2

Total current liabilities	$16.3
Other liabilities	45.8
Total assumed liabilities	$62.1
Net assets acquired	$391.1

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period in which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

Intangible Assets (in millions)	Intangible Fair Value	Weighted Average Life (in years)
Customer relationships	$141.5	18.2
Developed technology	40.7	5.0
Backlog	2.7	0.9
Total acquired intangible assets	$184.9
Supplemental Pro Forma Data
The Company’s consolidated results of operations include the results of acquired businesses from their respective acquisition dates. The following unaudited pro forma consolidated and combined information assumes that the Antares Vision acquisition was completed on January 1, 2025 and the DLR acquisition was completed on January 1, 2024. The unaudited pro forma information is provided for illustrative purposes only and does not purport to represent the Company’s actual consolidated results of operations or financial position had the business combinations occurred on such dates, nor is it necessarily indicative of future results.

	Three Months Ended March 31,
(in millions)	2026	2025
Net sales	$429.6	$401.2
Net income attributable to common shareholders	$0.3	$(5.5)
Acquisition-Related Costs
For the three months ended March 31, 2026 and 2025, we recorded $10.3 million and $0.7 million, respectively, of acquisition-related costs. Acquisition-related costs are recorded within “Selling, general and administrative” in our Unaudited Condensed Consolidated Statements of Operations.
Note 3 - Segment Results
In connection with the acquisition of Antares Vision in Q1, 2026, we created a new segment called “Detection and Traceability Technologies,” which consists of the CPI business and the acquired Antares Vision business. This updated structure is how the Chief Operating Decision Maker evaluates performance and allocates resources.
As of March 31, 2026, we had two reportable segments: Security and Authentication Technologies and Detection and Traceability Technologies. Assets of the reportable segments exclude general corporate assets which principally consist of cash and tax-related balances. Corporate consists of corporate office expenses including compensation and benefits for corporate employees, occupancy, professional services and other administrative costs.
A brief description of each of our segments as of March 31, 2026 is as follows:
Security and Authentication Technologies (“SAT”)
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
Detection and Traceability Technologies (“DTT”)
DTT provides electronic equipment and associated software that leverage extensive proprietary capabilities across detection and inspection technologies for applications including the verification and authentication of payment transactions. DTT also delivers innovation solutions that ensure the quality, authenticity, and traceability of products across the supply chain, as well as advanced automation and processing systems, field service offerings, and remote diagnostics and productivity software solutions. Key research and development and manufacturing facilities are located in the United States, Italy, the United Kingdom, Mexico, India, Japan, and Germany, with additional sales offices worldwide.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Financial information by reportable segment is set forth below:

(in millions) Three months ended March 31, 2026	SAT	DTT	Total
Net Sales	$192.8	$194.9	$387.7

Less:
Cost of operations	97.5	91.2
Selling and administrative expense	39.8	53.1
Engineering expense	8.8	7.7
Other segment items (a)	31.6	11.5
Segment operating profit	$15.1	$31.4	$46.5
Corporate costs			(24.3)
Operating profit			22.2
Interest expense			(17.8)
Equity investment income			4.7
Miscellaneous income, net			0.1
Income before income taxes			$9.2

(in millions) Three months ended March 31, 2025	SAT	DTT	Total
Net Sales	$127.4	$202.9	$330.3

Less:
Cost of operations	59.1	92.3
Selling and administrative expense	29.5	39.8
Engineering expense	9.2	9.6
Other segment items (a)	27.2	11.5
Segment operating profit	$2.4	$49.7	$52.1
Corporate costs			(14.8)
Operating profit			37.3
Interest expense			(11.5)
Equity investment income			0.1
Miscellaneous income, net			2.2
Income before income taxes			$28.1

(a)	Includes other cost of operations such as manufacturing costs, amortization expenses, shipping and handling costs, and certain overhead expenses, as well as corporate allocations.

	Three months ended March 31,
(in millions)	2026	2025
Capital expenditures:
Security and Authentication Technologies	$9.8	$6.5
Detection and Traceability Technologies	0.5	0.8
Total	$10.3	$7.3

	Three months ended March 31,
(in millions)	2026	2025
Depreciation and amortization:
Security and Authentication Technologies	$21.2	$13.9
Detection and Traceability Technologies	7.2	7.1
Corporate	1.3	0.6
Total	$29.7	$21.6

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	March 31, 2026	December 31, 2025
Assets:
Security and Authentication Technologies	$1,713.2	$1,734.9
Detection and Traceability Technologies	1,878.1	1,183.0
Corporate and other	49.1	198.5
Total	$3,640.4	$3,116.4

(in millions)	March 31, 2026	December 31, 2025
Goodwill:
Security and Authentication Technologies	$536.3	$539.8
Detection and Traceability Technologies	861.9	624.2
Total	$1,398.2	$1,164.0
Note 4 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended
	March 31,
(in millions)	2026	2025
Security and Authentication Technologies
Banknotes and Security Products	$140.4	$93.4
Authentication Products and Solutions	52.4	34.0
Total Security and Authentication Technologies	$192.8	$127.4

Detection and Traceability Technologies
Detection and Inspection Products and Solutions	$160.1	$169.9
Services	34.8	33.0
Total Detection and Traceability Technologies	$194.9	$202.9
Net sales	$387.7	$330.3
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled. As of March 31, 2026, our performance obligations were $649.3 million. We expect to recognize approximately 88% of our remaining performance obligations as revenue in 2026, and 12% in 2027.
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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	March 31, 2026	December 31, 2025
Contract assets	$59.4	$56.1
Current contract liabilities	$169.2	$87.3
Long-term contract liabilities	$9.6	$17.0
We recognized revenue of $28.5 million during the three months ended March 31, 2026, related to contract liabilities as of December 31, 2025.
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

	Three Months Ended
	March 31,
(in millions, except per share data)	2026	2025
Net income attributable to common shareholders	$6.4	$21.7

Average basic shares outstanding	57.5	57.3
Effect of dilutive stock-based awards	0.5	0.6
Average diluted shares outstanding	58.0	57.9

Earnings per basic share	$0.11	$0.38
Earnings per diluted share	$0.11	$0.38
Stock options, restricted share units, deferred stock units and performance-based restricted share units that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive were 0.5 million and 0.3 million for the three months ended March 31, 2026, and 2025, respectively.
Note 6 - Changes in Accumulated Other Comprehensive Loss
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on our Unaudited Condensed Consolidated Balance Sheets.

(in millions)	Pension and Postretirement Benefits (a)	Currency Translation Adjustment	Total
Balance as of December 31, 2025	$1.2	$(101.1)	$(99.9)
Other comprehensive loss before reclassifications	—	(10.8)	(10.8)
Amounts reclassified from accumulated other comprehensive income	(0.2)	—	(0.2)
Net period other comprehensive loss	(0.2)	(10.8)	(11.0)
Balance as of March 31, 2026	$1.0	$(111.9)	$(110.9)

(a) Net of tax detriment of $1.0 million and $1.1 million as of March 31, 2026 and December 31, 2025, respectively.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7 - Pension and Postretirement Benefits
For all plans, the components of net periodic expense (benefit) for the three months ended March 31, 2026, and 2025 are as follows:

	Pension		Postretirement
(in millions)	2026	2025	2026	2025
Service cost	$0.4	$0.5	$—	$—
Interest cost	0.5	0.4	0.1	0.1
Expected return on plan assets	(0.7)	(0.6)	—	—
Amortization of prior service cost	(0.1)	(0.2)	—	—
Amortization of net gain	—	—	(0.2)	(0.1)
Net periodic expense (benefit)	$0.1	$0.1	$(0.1)	$—
The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income, net” in our Unaudited Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Unaudited Condensed Consolidated Statements of Operations.
We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2026	$1.2	$1.2
Amounts contributed during the three months ended March 31, 2026	$0.6	$0.9
Note 8 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.
Our effective tax rates are as follows:

	Three Months Ended March 31,
	2026	2025
Effective Tax Rate	25.8%	22.7%
Our effective tax rate for the three months ended March 31, 2026 is higher than the prior year’s comparable period primarily due to the lower excess stock compensation deduction in the U.S. as of March 31, 2026.
Our effective tax rate for the three months ended March 31, 2026 is higher than the statutory U.S. federal tax rate of 21% primarily due to the lower excess stock compensation deduction in the U.S. as of March 31, 2026.
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon by over 140 member jurisdictions including the United States. Pillar 2 addresses the risks associated with profit shifting to entities in low tax jurisdictions. We have adopted Pillar 2 and this adoption will not have a significant impact on our business for 2026.
On April 3, 2023, Crane Holdings, Co was separated into two independent, publicly-traded companies, Crane NXT, Co. and Crane Company. The Tax Matters Agreement specifies the rights, responsibilities, and obligations after the separation with respect to tax liabilities and benefits. The agreement specifies the portion, if any, of this tax liability for which we and Crane Company will bear responsibility, and we and Crane Company agreed to indemnify each other against any amounts for which they are not responsible.
As of March 31, 2026 and December 31, 2025, we had gross unrecognized tax benefits of $6.9 million and $6.6 million respectively included in “Other liabilities” in our Unaudited Condensed Consolidated Balance Sheets.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 9 - Goodwill and Intangible Assets
Changes to goodwill are as follows:

(in millions)	SAT	DTT	Total
Balance as of December 31, 2025	$539.8	$624.2	$1,164.0
Additions (see Note 2)	—	241.1	241.1
Currency translation and other	(3.5)	(3.4)	(6.9)
Balance as of March 31, 2026	$536.3	$861.9	$1,398.2
Changes to intangible assets are as follows:

(in millions)	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Balance at beginning of period, net of accumulated amortization	$557.2	$419.3
Additions (see Note 2)	251.7	191.1
Amortization expense	(16.3)	(59.5)
Currency translation and other	(3.3)	6.3
Balance at end of period, net of accumulated amortization[1]	$789.3	$557.2
[1] Includes $45.5 million intangibles with indefinite useful lives.
A summary of intangible assets are as follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)	March 31, 2026				December 31, 2025
(in millions)		Gross Asset		Accumulated Amortization	Net	Gross Asset		Accumulated Amortization	Net
Intellectual property rights	8.5	$83.2	$18.4	$18.5	$64.7	$66.0	$18.4	$18.4	$47.6
Customer relationships and backlog	19.1	933.6	339.2	349.2	584.4	767.9	339.2	339.2	428.7
Developed Technology	6.0	176.3	42.2	45.1	131.2	113.2	42.2	42.2	71.0
Other	12.2	74.5	65.1	65.5	9.0	75.0	65.1	65.1	9.9
Total	18.4	$1,267.6		$478.3	$789.3	$1,022.1		$464.9	$557.2
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2026	$81.6
2027	$86.8
2028	$77.9
2029	$75.5
2030	$53.9
2031 and after	$368.1

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	March 31, 2026	December 31, 2025
Contract liabilities	$169.2	$87.3
Employee related expenses	67.8	58.5
Current lease liabilities	13.9	14.6
Accrued interest	7.9	7.6
Warranty	12.9	10.9
Share deposit liabilities[1]	—	14.4
Other	86.4	79.7
Total	$358.1	$273.0
1 Share deposit liabilities represent ordinary shares that the Company was obligated to issue related to the acquisition of Antares Vision as of Dec 31, 2025. The shares were subsequently issued during first quarter of 2026. See Note 2, “Acquisitions” for further details.
Note 11 - Commitments and Contingencies
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of March 31, 2026, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters.
Note 12 - Financing
Our debt consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Debt assumed in connection with Antares Vision acquisition (see Note 2)	$123.5	$—
Term Loan A	—	9.1
Revolving Facility	126.0	126.0
Total short-term borrowings (a)	$249.5	$135.1

Term Loan A	$242.0	$351.4
Term Loan B	484.4	120.7
6.55% notes due November 2036	198.8	198.8
4.20% notes due March 2048	346.9	346.9
Other deferred financing costs associated with credit facilities	(12.7)	(13.4)
Total long-term debt (a)	$1,259.4	$1,004.4

(a) Debt discounts and debt issuance costs totaled $30.9 million and $30.7 million as of March 31, 2026, and December 31, 2025, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above, where applicable.

On December 15, 2025, in connection with the closing of the first phase of the Antares Vision acquisition, we amended our Credit Agreement (the “Fifth Amendment”) to provide for a new €430 million senior secured delayed draw term loan facility (the “Term Loan B”) with a maturity date of December 15, 2032. In addition, the Fifth Amendment provides for maturity extensions on our existing delayed draw term loan (the “Term Loan A”) and revolving credit facility (the “Revolving Facility”) to December 15, 2030 and increased the Revolving Facility to $800.0 million.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the three months ended March 31, 2026, we drew down $30.0 million and repaid $30.0 million on the Revolving Facility to fund working capital requirements. We also drew down €317.9 million, or $366.9 million, on the Term Loan B to fund Phase 2 of the Antares Vision acquisition. In addition, we repaid $112.4 million under the Term Loan A. In accordance with the Sale and Purchase Agreements, we assumed $123.5 million of subsidiary debt obligations as part of the Antares Vision acquisition which we expect to settle in the second quarter of 2026. The debt assumed is included under “short-term borrowings” on our Unaudited Condensed Consolidated Balance Sheets.
Note 13 - Fair Value Measurements
The following tables provide information regarding the Company’s assets and liabilities measured at fair value as of March 31, 2026, and December 31, 2025.

March 31, 2026 (in millions)	Location on Consolidated Balance Sheets	Active Markets for Identical Assets and Liabilities Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Liabilities
Foreign exchange contract not designated as hedging instrument[1]	Accrued Liabilities	$—	$—	$—	$—
Long-term debt	Long-term debt	$—	$415.0	$—	$415.0
Performance-based restricted share units	Other Liabilities	$1.0	$—	$—	$1.0
Contingent Liability	Other Liabilities	$—	$—	$1.3	$1.3
1 Notional value of $11.5 million

December 31, 2025 (in millions)	Location on Consolidated Balance Sheets	Active Markets for Identical Assets and Liabilities Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Liabilities
Foreign exchange contract not designated as hedging instrument[1]	Accrued Liabilities	$—	$—	$—	$—
Long-term debt	Long-term debt	$—	$440.3	$—	$440.3
Performance-based restricted share units	Other Liabilities	$1.0	$—	$—	$1.0
Contingent Liability	Other Liabilities	$—	$—	$1.3	$1.3
1 Notional value of $11.7 million
Note 14 - Restructuring
2025 Restructuring - In 2025, we initiated restructuring actions as follows:
•For the three months ended March 31, 2026, we recorded additional severance costs of $0.6 million to better align CPI’s cost structure with current economic conditions. As of March 31, 2026, cumulative restructuring charges associated with this initiative were $5.3 million. We continue to evaluate and align CPI’s cost structure with existing economic conditions which could result in additional actions in 2026.
•We also initiated actions in the second quarter of 2025 to integrate the DLR and OpSec businesses to form Crane Authentication. During the first quarter of 2026, we recorded additional restructuring expenses of $2.2 million related to severance and facility exit activities. As of March 31, 2026, cumulative restructuring charges associated with this initiative were $14.4 million. Total program costs are expected to be approximately $25 million.
2024 Restructuring - In the first and fourth quarters of 2024, in response to challenging industry conditions, we initiated workforce reductions in CPI, incurring $10.4 million of cumulative severance charges, net through March 31, 2026. We have substantially completed the restructuring program and do not expect to incur material additional costs.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Restructuring Charges
We recorded restructuring charges which are reflected in the Unaudited Condensed Consolidated Statements of Operations, as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Security and Authentication Technologies	$2.2	$—
Detection and Traceability Technologies	0.9	—
Total restructuring charges	$3.1	$—
Restructuring Liability
The following table summarizes the accrual balances related to these restructuring charges by program:

(in millions)	2025 Restructuring	2024 Restructuring	Total
Severance:
Balance as of December 31, 2025 (a)	$7.2	$0.8	$8.0
Expense (b)	1.9	0.3	2.2
Utilization	(4.1)	(0.8)	(4.9)
Balance as of March 31, 2026 (a)	$5.0	$0.3	$5.3

(a)	Included within Accrued Liabilities in the Unaudited Condensed Consolidated Balance Sheets.
(b)	Included within “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations.

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
References herein to “Crane NXT,” “the Company,” “we,” “us” and “our” refer to Crane NXT, Co. and its subsidiaries.
References to "organic sales” exclude currency effects and, where applicable, the first-year impacts of acquisitions and divestitures. Amounts in the following discussion are presented in millions, except employee, share and per share data, or unless otherwise stated. Management believes that non-GAAP financial measures that exclude these items provide investors with an alternative metric that can assist in identifying underlying growth trends in our business and facilitate comparison of our sales performance, for example, with prior and future periods that are complementary to GAAP metrics.
We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution investors that these statements are not guarantees of future performance and involve risks and uncertainties. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. Such factors also include, among others: the impact of tariffs and other trade measures; changes in global economic conditions (including inflationary pressures) and geopolitical risks, including macroeconomic fluctuations; demand for its products, which is variable and subject to factors beyond its control; risks associated with conducting a substantial portion of its business outside the U.S.; information systems and technology networks failures, breaches in data security, theft of personally identifiable and other information, and non-compliance with its contractual or other legal obligations regarding such information; being unable to identify or complete acquisitions, or to successfully integrate the businesses the Company acquires; fluctuation in the prices of, or disruption in its ability to source, components and raw materials, and delays in the distribution of its products; loss of personnel or being able to hire and retain additional personnel needed to sustain and grow its business as planned; being unable to successfully develop and introduce new products, which would limit its ability to grow and maintain its competitive position; governmental regulations and failure to comply with those regulations; the ability to protect its intellectual property; risks from litigation, claims and investigations, including those related to product liability and warranties, and employee, commercial, intellectual property and environmental matters; risks related to its ability to improve productivity, reduce costs and align manufacturing capacity with customer demand; significant competition in the Company's markets; additional tax expenses or exposures; adverse impacts from intangible asset impairment charges; inadequate or ineffective internal controls; and risks related to the Separation, including not obtaining the intended tax treatment of the Separation transaction, failure of Crane Company to perform under the various transaction agreements and actual or potential conflicts of interest with Crane Company; and other risks noted in reports that we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and subsequent reports and other documents filed with the Securities and Exchange Commission. We do not undertake any obligation to update or revise any forward-looking statements to reflect any future events or circumstances.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Transactions
Antares Vision Acquisition
Crane NXT acquired a controlling interest in Antares Vision S.p.A. (“Antares Vision”) through a multi‑phase acquisition which was completed on March 31, 2026, resulting in 100% ownership. Antares Vision is a global provider of inspection, detection, and track‑and‑trace solutions serving life sciences and food and beverage end markets.
Prior to obtaining control, the Company accounted for its investment in Antares Vision under the equity method of accounting and recognized its proportionate share of Antares Vision’s results of operations in "Equity investment income" in the Unaudited Condensed Consolidated Statements of Operations.
Credit Facilities
In the three months ended March 31, 2026, we drew down $30.0 million and repaid $30.0 million on our Revolving Facility to fund working capital requirements. We borrowed €317.9 million, or $366.9 million, under the Term Loan B to fund the acquisition of Antares Vision and assumed $123.5 million of Antares Vision debt, which is expected to be paid in the second quarter of 2026. In addition, we repaid $112.4 million of Term Loan A.
Conflict in the Middle East
The Company is closely monitoring the ongoing conflict in the Middle East and other active military engagements, for the potential effects on global markets and business operations. Although our direct presence in affected regions is limited, our status as a global enterprise with international operations means we distribute products and solutions across numerous countries. Management has taken appropriate steps to secure the safety of its associates in affected regions, as applicable. At present, the duration and scope of these conflicts remains uncertain, and we may experience increased risk of adverse impacts on our financial results such as increased financial market volatility and rising energy costs.
Basis of Presentation
See Note 1, “Organization and Basis of Presentation” for more details on financial statement presentation basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Three Month Periods Ended March 31,
The following information should be read in conjunction with our Unaudited Condensed Consolidated financial statements and related notes. All comparisons below refer to the first quarter 2026 versus the first quarter 2025, unless otherwise specified.

	Three Months Ended March 31,		Favorable/(Unfavorable) Change
(in millions)	2026	2025	$	%
Net sales	$387.7	$330.3	$57.4	17.4%

Cost of sales	$231.8	$190.1	$(41.7)	(21.9)%
as a percentage of sales	59.8%	57.6%
Selling, general and administrative	$130.6	$102.9	$(27.7)	(26.9)%
as a percentage of sales	33.7%	31.2%
Restructuring charges	3.1	—	(3.1)	NM
Operating profit	$22.2	$37.3	$(15.1)	(40.5)%
Operating margin	5.7%	11.3%

Other income (expense):
Interest expense	(17.8)	(11.5)	(6.3)	(54.8)%
Equity investment income	4.7	0.1	4.6	NM
Miscellaneous income, net	0.1	2.2	(2.1)	NM
Total other expense, net	(13.0)	(9.2)	(3.8)	(41.3)%
Income before income taxes	9.2	28.1	(18.9)	(67.3)%
Provision for income taxes	2.4	6.4	4.0	62.5%
Net income before allocation to noncontrolling interest	$6.8	$21.7	$(14.9)	(68.7)%
Less: noncontrolling interest in subsidiaries’ earnings	$0.4	$—	$0.4	NM
Net income attributable to common shareholders	$6.4	$21.7	$(15.3)	(70.5)%
Sales increased by $57.4 million, or 17.4%, to $387.7 million in 2026. The change in sales included:
•sales benefit from the De La Rue acquisition of $26.5 million, or 8.0%,
•organic sales growth of $18.3 million, or 5.6%, driven primarily by the Currency business, and
•favorable foreign currency translation of $12.6 million, or 3.8%.
Cost of sales increased by $41.7 million, or 21.9%, to $231.8 million in 2026. The increase was driven by the impact of the De La Rue acquisition of $18.9 million, or 9.9%, acquisition related amortization, higher manufacturing expenses, unfavorable foreign currency translation and unfavorable mix, partially offset by productivity gains.
Selling, general and administrative expenses increased by $27.7 million, or 26.9%, to $130.6 million in 2026. The increase was driven by the impact of the De La Rue acquisition, stock-based compensation expense from the Antares Vision acquisition and higher transaction related expenses, partially offset by the impact of cost saving actions.
Operating profit decreased by $15.1 million, or 40.5%, to $22.2 million in 2026. The decrease was driven by incremental costs related to acquisitions, such as higher transaction related expenses of $9.3 million, or 24.9%, and higher stock-based compensation expense as a result of the Antares Vision acquisition of $10.7 million, or 28.7%, partially offset by the impact of higher volumes in Currency net of higher manufacturing expenses of $6.8 million, or 18.2%.
Our effective tax rate for the three months ended March 31, 2026 was higher than the prior year’s comparable period primarily due to the lower excess stock compensation deduction in the U.S. as of March 31, 2026.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Month Periods Ended March 31,
Security and Authentication Technologies (“SAT”)

	Three Months Ended March 31,		Favorable/(Unfavorable) Change
(in millions)	2026	2025	$	%
Net sales by product line:
Banknotes and Security Products	$140.4	$93.4	$47.0	50.3%
Authentication Products and Solutions	52.4	34.0	18.4	NM
Total net sales	$192.8	$127.4	$65.4	51.3%
Cost of sales	$129.1	$86.3	$(42.8)	(49.6)%
as a percentage of sales	67.0%	67.7%
Selling, general and administrative	$46.4	$38.7	$(7.7)	(19.9)%
as a percentage of sales	24.1%	30.4%
Restructuring charges	$2.2	$—	$(2.2)	NM
Operating profit	$15.1	$2.4	$12.7	NM
Operating margin	7.8%	1.9%
Sales increased by $65.4 million, or 51.3%, to $192.8 million in 2026, driven by organic sales growth of $28.6 million, or 22.4%, the sales benefit from the De La Rue acquisition of $26.5 million, or 20.8%, and favorable foreign exchange of $10.3 million or 8.1%.
•Banknote and security product sales increased by $47.0 million, or 50.3%, to $140.4 million in 2026. The increase was driven by organic sales growth of $37.0 million, or 39.6%, reflecting higher sales in both U.S. and international markets. Favorable foreign currency translation of $10.0 million, or 10.7%, reflects the strengthening of the Swedish krona and euro against the U.S. dollar.
•Authentication products and solutions sales increased to $52.4 million in 2026, driven by the sales benefit from the De La Rue acquisition.
Cost of sales increased by $42.8 million, or 49.6%, to $129.1 million in 2026, due to the impact of the De La Rue acquisition of $18.9 million, or 21.9%, acquisition related amortization, higher manufacturing expenses, the impact of higher volumes in the Currency business, and unfavorable foreign currency translation.
Selling, general and administrative expense increased by $7.7 million, or 19.9%, to $46.4 million in 2026, due to the impact of the De La Rue acquisition.
Operating profit increased by $12.7 million, to $15.1 million in 2026, reflecting the impact of higher volumes, net of higher manufacturing expenses, of $12.6 million. Productivity gains and the impact of cost saving actions were largely offset by acquisition related amortization.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Detection and Traceability Technologies (“DTT”)

	Three Months Ended March 31,		Favorable/(Unfavorable) Change
(in millions)	2026	2025	$	%
Net sales by product line:
Detection and Inspection Products and Solutions	$160.1	$169.9	$(9.8)	(5.8)%
Services	34.8	33.0	1.8	5.5%
Total net sales	$194.9	$202.9	$(8.0)	(4.0)%
Cost of sales	$102.7	$103.8	$1.1	1.1%
as a percentage of sales	52.7%	51.2%
Selling, general and administrative	$59.9	$49.4	$(10.5)	(21.3)%
as a percentage of sales	30.7%	24.3%
Restructuring charges	$0.9	$—	$(0.9)	NM
Operating profit	$31.4	$49.7	$(18.3)	(36.8)%
Operating margin	16.1%	24.5%
Sales decreased by $8.0 million, or 4.0%, to $194.9 million in 2026, driven by lower organic sales of $10.3 million, or 5.1%, offset by favorable foreign currency translation of $2.3 million, or 1.1%.
•Sales of Detection and Inspection products and solutions decreased by $9.8 million, or 5.8%, to $160.1 million in 2026. The decrease was driven by organic sales decline of $12.0 million, or 7.1%, due to lower hardware volumes. The sales decrease was partially offset by favorable foreign currency translation of $2.2 million, or 1.3%, reflecting the strengthening of the British pound and Australian dollar against the U.S. dollar, partially offset by the weakening of the Japanese yen against the U.S. dollar.
•Service revenue increased by $1.8 million, or 5.5%, to $34.8 million in 2026, driven by favorable pricing.
Cost of sales decreased by $1.1 million, or 1.1%, to $102.7 million in 2026, mainly due to the impact of lower sales volumes, partially offset by unfavorable mix and unfavorable foreign currency translation.
Selling, general and administrative expense increased by $10.5 million, or 21.3%, to $59.9 million in 2026. The increase was driven by stock-based compensation expense from the Antares Vision acquisition.
Operating profit decreased by $18.3 million, or 36.8%, to $31.4 million in 2026. The decrease reflects the impact of lower volumes of $7.2 million, or 14.5%, and stock-based compensation expense as a result of the Antares Vision acquisition of $10.7 million, or 21.5%, unfavorable mix of $2.1 million, or 4.2%, partially offset by the impact of cost saving actions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash (used for) provided by:
Operating activities	$(14.0)	$(19.1)
Investing activities	(231.2)	(13.6)
Financing activities	239.8	38.0
Effect of exchange rates on cash, cash equivalents and restricted cash	(1.8)	6.7
(Decrease) increase in cash, cash equivalents and restricted cash	$(7.2)	$12.0

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
In the three months ended March 31, 2026, we borrowed €317.9 million, or $366.9 million, under the Term Loan B to fund the acquisition of Antares Vision and assumed $123.5 million of Antares Vision debt, which is expected to be paid in the second quarter of 2026. In addition, we repaid $112.4 million of Term Loan A.
Operating Activities
Cash used for operating activities was $14.0 million in the first three months of 2026, compared with $19.1 million during the same period last year. The decrease in cash used for operating activities was primarily driven by lower working capital requirements.
Investing Activities
Cash used for investing activities primarily consists of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems.
Cash used for investing activities was $231.2 million in the first three months of 2026, compared with $13.6 million in the comparable period last year. The increase in cash used for investing activities was primarily driven by the payment of $225.4 million to acquire the remaining ownership stake in Antares Vision.
Financing Activities
Cash provided by (used for) financing activities consists primarily of dividend payments to shareholders, repayments of indebtedness, and proceeds from our credit facilities.
Cash provided by financing activities was $239.8 million during the first three months of 2026, compared with $38.0 million in the comparable period last year. The increase in cash provided by financing activities was primarily driven by higher net proceeds from the Term Loan B borrowing of $366.9 million to fund the Antares Vision acquisition, partially offset by $112.4 million repayment of the Term Loan A and $53.5 million lower net revolver borrowings compared to the prior year.
Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1 to our Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the information called for by this item since the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2026, there have been no changes in Crane NXT’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
(b) Not applicable
(c) Share Repurchases
We did not make any open-market share repurchases of our common stock during the quarter ended March 31, 2026. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.
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

CRANE NXT, CO.
REGISTRANT

Date
May 6, 2026	By	/s/ Aaron Saak
Aaron Saak
President and Chief Executive Officer

Date	By	/s/ Christina Cristiano
May 6, 2026		Christina Cristiano
Senior Vice President and Chief Financial Officer