Form 10-Q
period 2026-06-30
Crane NXT, Co.
filed 2026-08-05
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of July 31, 2026
Common stock, $1.00 Par Value – 57,561,304 shares

Crane NXT, Co.
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2026	2025	2026	2025
Net sales	$493.2	$404.4	$880.9	$734.7
Operating costs and expenses:
Cost of sales	284.6	235.6	516.4	425.7
Selling, general and administrative	136.3	113.6	266.9	216.5
Restructuring charges	3.4	7.3	6.5	7.3
Operating profit	68.9	47.9	91.1	85.2
Other (expense) income:
Interest expense	(21.0)	(16.4)	(38.8)	(27.9)
Equity investment income	0.1	0.3	4.8	0.4
Miscellaneous (expense) income, net	(0.1)	1.0	—	3.2
Total other expense, net	(21.0)	(15.1)	(34.0)	(24.3)
Income before income taxes	47.9	32.8	57.1	60.9
Provision for income taxes	11.7	7.8	14.1	14.2
Net income before allocation to noncontrolling interest	36.2	25.0	43.0	46.7
Less: Noncontrolling interest in subsidiaries’ earnings	0.8	0.1	1.2	0.1
Net income attributable to common shareholders	$35.4	$24.9	$41.8	$46.6

Earnings per share:
Basic	$0.61	$0.43	$0.73	$0.81
Diluted	$0.61	$0.43	$0.72	$0.80

Average shares outstanding:
Basic	57.5	57.4	57.5	57.3
Diluted	58.0	57.9	58.0	57.9

Dividends per share	$0.18	$0.17	$0.36	$0.34

See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Net income before allocation to noncontrolling interest	$36.2	$25.0	$43.0	$46.7
Components of other comprehensive (loss) income, net of tax
Currency translation adjustment	(1.5)	50.0	(12.3)	81.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	(0.2)	(0.3)	(0.4)	(0.5)
Other comprehensive (loss) income, net of tax	(1.7)	49.7	(12.7)	80.6
Comprehensive income before allocation to noncontrolling interest	$34.5	$74.7	$30.3	$127.3
Less: Noncontrolling interest in comprehensive income	0.8	0.1	1.2	0.1
Comprehensive income attributable to common shareholders	$33.7	$74.6	$29.1	$127.2
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$231.4	$233.8
Accounts receivable, net of allowance for credit losses of $11.2 as of June 30, 2026 and $8.9 as of December 31, 2025	406.9	351.8
U.S. and foreign taxes on income	18.9	12.7
Inventories, net:
Finished goods	65.8	26.6
Finished parts and subassemblies	30.5	23.8
Work in process	31.6	29.4
Raw materials	110.6	89.7
Inventories, net	238.5	169.5
Other current assets	84.8	85.1
Total current assets	980.5	852.9
Property, plant and equipment:
Cost	716.9	688.9
Less: accumulated depreciation	398.5	385.1
Property, plant and equipment, net	318.4	303.8
Long-term deferred tax assets	13.0	2.5
Investment in equity affiliates and joint ventures	8.2	139.4
Intangible assets, net	745.7	557.2
Goodwill	1,436.0	1,164.0
Other assets	93.3	96.6
Total assets	$3,595.1	$3,116.4
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	June 30, 2026	December 31, 2025
Liabilities and equity
Current liabilities:
Short-term borrowings	$193.9	$135.1
Accounts payable	118.8	132.3
Contract liabilities	158.7	87.3
Accrued liabilities	199.5	185.7
U.S. and foreign taxes on income	21.9	28.7
Total current liabilities	692.8	569.1
Long-term debt	1,260.0	1,004.4
Accrued pension and postretirement benefits	28.7	19.1
Long-term deferred tax liability	204.8	151.0
Other liabilities	123.0	116.0
Total liabilities	2,309.3	1,859.6
Commitments and contingencies (Note 11)
Redeemable noncontrolling Interests	20.7	6.9
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized	72.4	72.4
Capital surplus	1,712.1	1,716.5
Retained earnings	395.6	374.5
Accumulated other comprehensive loss	(112.6)	(99.9)
Treasury stock	(801.2)	(810.5)
Total shareholders’ equity	1,266.3	1,253.0
Nonredeemable noncontrolling interests	(1.2)	(3.1)
Total equity	1,265.1	1,249.9
Total liabilities, redeemable noncontrolling interests, and equity	$3,595.1	$3,116.4

Share data:
Common shares issued	72,441,647	72,441,647
Less: Common shares held in treasury	14,884,688	15,000,106
Common shares outstanding	57,556,959	57,441,541
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2026	2025
Operating activities:
Net income before allocation to noncontrolling interest	$43.0	$46.7
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	68.5	48.7
Stock-based compensation expense[1]	19.2	6.0
Income from equity investments	(4.8)	(0.4)
Deferred income taxes	(5.4)	(12.8)
Cash used for operating working capital	(55.8)	(48.1)
Long-term contract liabilities	8.6	(0.2)
Other	(0.6)	3.8
Total provided by operating activities	72.7	43.7
Investing activities:
Proceeds from disposition of assets	5.1	—
Payment for acquisitions, net of cash acquired	(225.4)	(394.0)
Capital expenditures	(23.4)	(20.1)
Settlement of forward contracts	(0.4)	1.5
Total used for investing activities	(244.1)	(412.6)
Financing activities:
Dividends paid	(20.7)	(19.5)
Proceeds from stock options exercised	0.3	1.3
Purchase of noncontrolling interest	(0.2)	—
Payment of tax withholding on equity awards vested	(3.0)	(5.8)
Debt issuance costs	(2.0)	(0.8)
Repayment of short-term debt	(115.1)	—
Proceeds from revolving credit facility	159.4	348.0
Repayments of revolving credit facility	(101.0)	(342.0)
Proceeds from term loan	366.9	400.4
Repayment of term loan	(112.4)	(36.8)
Finance lease repayments	(1.9)	—
Total provided by financing activities	170.3	344.8
Effect of exchange rates on cash, cash equivalents and restricted cash	(4.0)	15.2
(Decrease) increase in cash, cash equivalents and restricted cash	(5.1)	(8.9)
Cash, cash equivalents and restricted cash at beginning of period[2]	246.2	173.4
Cash, cash equivalents and restricted cash at end of period[3]	$241.1	$164.5

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

3 Includes both current and non-current balances of restricted cash. Current restricted cash, included within “Other current assets” in our Unaudited Condensed Consolidated Balance Sheets, was $2.7 million and $0.9 million as of June 30, 2026, and 2025, respectively. Non-current restricted cash, included within “Other assets” in our Unaudited Condensed Consolidated Balance Sheets, was $7.0 million and $11.1 million as of June 30, 2026, and 2025, respectively.

See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2026	2025
Detail of cash used for operating working capital:
Accounts receivable	$(8.3)	$0.9
Inventories	(24.5)	(7.9)
Other current assets	2.7	(9.9)
Accounts payable	(35.7)	(23.8)
Accrued liabilities	23.7	11.9
U.S. and foreign taxes on income	(13.7)	(19.3)
Total	$(55.8)	$(48.1)

Supplemental disclosure of cash flow information:
Interest paid	$35.0	$25.7
Income taxes paid, net	$33.1	$42.2
Unpaid capital expenditures	$2.0	$2.4
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Share-holders’ Equity	Non-controlling Interest	Total
Balance as of December 31, 2025	$72.4	$1,716.5	$374.5	$(99.9)	$(810.5)	$1,253.0	$(3.1)	$1,249.9
Noncontrolling interest of acquired entity	—	—	—	—	—	—	0.9	0.9
Net income	—	—	6.4	—	—	6.4	0.4	6.8
Cash dividends ($0.18 per share)	—	—	(10.3)	—	—	(10.3)	—	(10.3)
Redeemable noncontrolling interest adjustment	—	(0.2)	—	—	—	(0.2)	0.2	—
Exercise of stock options of 2,032 shares	—	—	—	—	—	—	—	—
Impact from settlement of stock-based awards, net of shares acquired	—	(11.1)	—	—	8.2	(2.9)	—	(2.9)
Stock-based compensation expense	—	4.1	—	—	—	4.1	—	4.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Currency translation adjustment	—	—	—	(10.8)	—	(10.8)	—	(10.8)
Balance as of March 31, 2026	$72.4	$1,709.3	$370.6	$(110.9)	$(802.3)	$1,239.1	$(1.6)	$1,237.5
Noncontrolling interest of acquired entity	—	—	—	—	—	—	(1.1)	(1.1)
Purchase of noncontrolling interest	—	(0.2)	—	—	—	(0.2)	—	(0.2)
Net income	—	—	35.4	—	—	35.4	0.8	36.2
Cash dividends ($0.18 per share)	—	—	(10.4)	—	—	(10.4)	—	(10.4)
Redeemable noncontrolling interest adjustment	—	(0.2)	—	—	—	(0.2)	0.2	—
Exercise of stock options of 11,361 shares	—	—	—	—	0.3	0.3	—	0.3
Impact from settlement of stock-based awards, net of shares acquired	—	(0.8)	—	—	0.8	—	—	—
Stock-based compensation expense	—	4.0	—	—	—	4.0	—	4.0
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Currency translation adjustment	—	—	—	(1.5)	—	(1.5)	0.5	(1.0)
Balance as of June 30, 2026	$72.4	$1,712.1	$395.6	$(112.6)	$(801.2)	$1,266.3	$(1.2)	$1,265.1
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Non-controlling Interest	Total
Balance as of December 31, 2024	$72.4	$1,719.9	$268.4	$(172.6)	$(823.2)	$1,064.9	$—	$1,064.9
Net income	—	—	21.7	—	—	$21.7	—	21.7
Cash dividends ($0.17 per share)	—	—	(9.7)	—	—	$(9.7)	—	(9.7)
Exercise of stock options of 21,879 shares	—	—	—	—	0.6	$0.6	—	0.6
Impact from settlement of stock-based awards, net of shares acquired	—	(11.7)	—	—	7.2	$(4.5)	—	(4.5)
Stock-based compensation expense	—	2.7	—	—	—	$2.7	—	2.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.2)	—	$(0.2)	—	(0.2)
Currency translation adjustment	—	—	—	31.1	—	$31.1	—	31.1
Balance as of March 31, 2025	$72.4	$1,710.9	$280.4	$(141.7)	$(815.4)	$1,106.6	$—	$1,106.6
Noncontrolling interest of acquired entity	—	—	—	—	—	—	1.7	1.7
Net income	—	—	24.9	—	—	24.9	0.1	25.0
Cash dividends ($0.17 per share)	—	—	(9.8)	—	—	(9.8)	—	(9.8)
Exercise of stock options of 21,180 shares	—	—	—	—	0.7	0.7	—	0.7
Impact from settlement of stock-based awards, net of shares acquired	—	(1.2)	—	—	1.0	(0.2)	—	(0.2)
Stock-based compensation expense	—	3.0	—	—	—	3.0	—	3.0
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Currency translation adjustment	—	—	—	50.0	—	50.0	—	50.0
Balance as of June 30, 2025	$72.4	$1,712.7	$295.5	$(92.0)	$(813.7)	$1,174.9	$1.8	$1,176.7
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
Recent Accounting Pronouncements
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses which intends to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The standard requires disclosure of these expenses on an interim and annual basis in the notes to the financial statements. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of this standard on its financial statements and disclosures.
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
Following the initial investment and in accordance with the Investor and Shareholder Agreement (“ISA”), Crane NXT launched a mandatory tender offer and subsequent squeeze-out (collectively the second phase) under applicable Italian law to acquire the remaining shares of Antares Vision as of March 31, 2026 (the “Acquisition Date”) for €244.2 million (approximately $281.9 million). The total consideration for phase one and phase two was $417.1 million. Antares Vision has been delisted from the Euronext Milan stock exchange and is a wholly owned subsidiary of the Company as of March 31, 2026.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the period prior to obtaining control, the Company recognized its proportionate share of Antares Vision’s results of operations under the equity method of accounting. Upon obtaining control, the Company remeasured its previously held equity interest in Antares Vision to its acquisition‑date fair value of $135.4 million in accordance with ASC 805, “Business Combinations” (“ASC 805”) and recognized a remeasurement gain of $4.7 million, which is included in "Equity investment income” in the Unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2026. The acquisition-date fair value of the previously held interest was determined using Level 1 inputs under ASC 820, “Fair Value Measurement”, using the quoted price of Antares Vision’s publicly traded shares as of the acquisition date, which was €5.00 per share.
The acquisition was funded through the Term Loan B, as described in Note 12, “Financing.”
In connection with the acquisition, the Company had issued 3,635,104 ordinary shares and 3,635,104 Class B shares of ITT to certain Antares Vision personnel at €5.00 per share. Following the acquisition and delisting of Antares Vision, the fair value of the ordinary shares and Class B shares was estimated using a market approach based on a calibrated transaction multiple methodology, which classifies these measurements within Level 3 of the fair value hierarchy. The valuation incorporates the purchase price paid for Antares Vision in the acquisition, the change in operating performance and the change in valuation multiples derived from selected guideline public companies. As of June 30, 2026, the fair value of the ordinary shares was $20.7 million and the fair value of the Class B shares was $36.3 million.
The ordinary shares are classified as a redeemable noncontrolling interest and are presented in temporary equity in the Unaudited Condensed Consolidated Balance Sheet as “Redeemable noncontrolling interests.”
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
Since Class B shares are subject to performance conditions with no service conditions, they are expensed when the performance conditions are deemed probable of being achieved and are based on the fair value of the Class B shares at each reporting period. Compensation expense is determined by applying the fair value of the Class B shares to the number of Class B shares expected to be issued based on management’s best estimate of the expected performance outcome under the awards’ performance‑based conversion features. These estimates, including the expected conversion outcome of the Class B shares and the related fair value determination, involve significant judgment and are subject to inherent uncertainty, and actual results may differ from current expectations, which could result in adjustments to compensation expense in future periods.
During the three-and-six months ended June 30, 2026, the Company recognized a $0.0 million and $6.8 million benefit from the remeasurement of these liability‑classified stock‑based compensation awards. Because the first tranche of Class B shares was granted while Antares Vision was an equity method investee, this change in the stock-based compensation liability prior to the date control was obtained was recognized in “Equity investment income” in the Unaudited Condensed Consolidated Statements of Operations during the first quarter. Subsequent changes in stock-based compensation liability are recognized as stock‑based compensation expense through “Selling, general and administrative” in the Unaudited Condensed Consolidated Statements of Operations.
The Class B shares issued in connection with the second phase of the acquisition occurred when the recipients were employees of the Company. Under ASC 718, the initial recognition and subsequent remeasurement of the Class B share liability represent compensation for future services without a service condition. Accordingly, for the three-and-six months ended June 30, 2026, the Company recognized $0.0 million and $10.7 million, respectively, of stock-based compensation expense in “Selling, general and administrative” expense in the Unaudited Condensed Consolidated Statements of Operations, with a corresponding increase to the liability recorded in “Other liabilities” in the Unaudited Condensed Consolidated Balance Sheets. As of June 30, 2026, the stock-based compensation liability associated with Class B shares was $36.3 million.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Allocation of Consideration Transferred to Net Assets Acquired
The amounts below represent the preliminary estimation of the fair value of identifiable assets acquired and liabilities assumed from the acquisition of Antares Vision, pending the finalization of certain tangible assets and liabilities to be completed within the measurement period as required by ASC Topic 805 “Business Combination” (“ASC 805”).

Net assets acquired (in millions)
Cash and cash equivalents	$57.1
Accounts receivable, net	54.1
Inventories, net	47.9
Other current assets	20.3
Property, plant and equipment	32.7
Other non-current assets	11.4
Intangible assets	230.6
Goodwill	277.1
Total assets acquired	$731.2

Short-term borrowings	$126.3
Contract liabilities	44.8
Other current liabilities	63.5
Long-term debt	5.8
Other liabilities	73.7
Total assumed liabilities	$314.1
Net assets acquired	$417.1

The following is a summary of the purchase consideration transferred:
Fair value of previously held equity investment	$135.4
Cash consideration transferred to acquire control	281.9
Fair value of nonredeemable noncontrolling interest	(0.2)
Total consideration of Antares Vision acquisition	$417.1
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
The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period in which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

Intangible Assets (in millions)	Intangible Fair Value	Weighted Average Life (in years)
Customer relationships	$146.6	12.3
Trade names	17.3	6.0
Developed technology	46.2	5.0
Backlog	20.5	2.5
Total acquired intangible assets	$230.6

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the customer relationships and backlog intangible assets were determined by using the multi-period excess earnings method under the income approach, which is a commonly accepted valuation method. Under this method, the net earnings attributable to the asset being measured are isolated from the projected cash flows of the consolidated business over the remaining economic life of the intangible asset being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. The Company’s estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationships are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated remaining weighted average useful life of 12.3 years and the backlog asset is being amortized over 2.5 years.
The fair values of the developed technology and trade name intangible assets were determined by the relief-from-royalty method under the income approach. This method is based on the assumption that in lieu of ownership of the asset, a company would be willing to pay a royalty in order to exploit the related benefits of the asset. Therefore, the cost savings equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to the Company’s ownership of the asset. The technology assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated remaining useful life of 5 years and the trade names are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 6 years.
De La Rue Acquisition
On May 1, 2025, we acquired De La Rue Authentication Solutions (“DLR”) for a final purchase price of $391.1 million, net of cash acquired and working capital adjustments. We utilized the Term Loan A (as defined in Note 12, “Financing”) to fund the acquisition.
DLR is a leading global provider of digital and physical security and authentication technologies to governments and brands, and expands our portfolio of authentication solutions.
Allocation of Consideration Transferred to Net Assets Acquired
The following amounts represent the determination of the fair value of identifiable assets acquired and liabilities assumed from our acquisition of DLR. The fair value of certain assets and liabilities has been completed as required by ASC 805.

Net assets acquired (in millions)
Accounts receivable, net	$19.9
Inventories, net	20.0
Other current assets	6.5
Property, plant and equipment	24.2
Other non-current assets	5.5
Intangible assets	184.9
Goodwill	192.2
Total assets acquired	$453.2

Total current liabilities	$16.3
Other liabilities	45.8
Total assumed liabilities	$62.1
Net assets acquired	$391.1

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
Supplemental Pro Forma Data
The Company’s consolidated results of operations include the results of acquired businesses from their respective acquisition dates. During the period since acquisition, Antares Vision contributed net sales of $63.7 million and had an operating loss of $5.4 million for the three months ended June 30, 2026. The operating loss was driven by acquisition related amortization and transaction costs.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net sales	$493.2	$464.7	$922.8	$865.9
Net income attributable to common shareholders	$43.8	19.9	41.7	17.0
Acquisition Related Costs
For the three-and-six months ended June 30, 2026, we recorded $4.4 million and $14.7 million respectively, of acquisition related costs. For the three-and-six months ended June 30, 2025, we recorded $12.4 million and $13.1 million, respectively, of acquisition related costs. Acquisition related costs are recorded within “Selling, general and administrative” in our Unaudited Condensed Consolidated Statements of Operations.
Note 3 - Segment Results
In connection with the acquisition of Antares Vision in Q1, 2026, we created a new segment called “Detection and Traceability Technologies,” which consists of the CPI business and the acquired Antares Vision business. This updated structure is how the Chief Operating Decision Maker evaluates performance and allocates resources.
Since March 31, 2026, we have had two reportable segments: Security and Authentication Technologies and Detection and Traceability Technologies. Assets of the reportable segments exclude general corporate assets which principally consist of cash and tax-related balances. Corporate consists of corporate office expenses including compensation and benefits for corporate employees, occupancy, professional services and other administrative costs.
A brief description of each of our segments as of June 30, 2026 is as follows:
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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Detection and Traceability Technologies (“DTT”)
DTT provides electronic equipment and associated software that leverage extensive proprietary capabilities across detection and inspection technologies for applications including the verification and authentication of payment transactions. DTT also delivers innovative solutions that ensure the quality, authenticity, and traceability of products across the supply chain, as well as advanced automation and processing systems, field service offerings, and remote diagnostics and productivity software solutions. Key research and development and manufacturing facilities are located in the United States, Italy, the United Kingdom, Mexico, India, Japan, and Germany, with additional sales offices worldwide.
Financial information by reportable segment is set forth below:

(in millions) Three months ended June 30, 2026	SAT	DTT	Total
Net Sales	$226.7	$266.5	$493.2

Less:
Cost of operations	119.2	105.2
Selling and administrative expense	38.5	65.5
Engineering expense	7.4	14.2
Other segment items[1]	22.7	37.5
Segment operating profit	$38.9	$44.0	$82.9
Corporate costs			(14.0)
Operating profit			68.9
Interest expense			(21.0)
Equity investment income			0.1
Miscellaneous income, net			(0.1)
Income before income taxes			$47.9

(in millions) Three months ended June 30, 2025	SAT	DTT	Total
Net Sales	$193.0	$211.4	$404.4

Less:
Cost of operations	95.5	97.5
Selling and administrative expense	41.9	41.4
Engineering expense	9.2	9.3
Other segment items[1]	28.4	14.2
Segment operating profit	$18.0	$49.0	$67.0
Corporate costs			(19.1)
Operating profit			47.9
Interest expense			(16.4)
Equity investment income			0.3
Miscellaneous income, net			1.0
Income before income taxes			$32.8

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions) Six months ended June 30, 2026	SAT	DTT	Total
Net Sales	$419.5	$461.4	$880.9

Less:
Cost of operations	216.7	196.5
Selling and administrative expense	78.3	118.6
Engineering expense	16.2	22.0
Other segment items[1]	54.3	48.9
Segment operating profit	$54.0	$75.4	$129.4
Corporate costs			(38.3)
Operating profit			91.1
Interest expense			(38.8)
Equity investment income			4.8
Miscellaneous income, net			—
Income before income taxes			$57.1

(in millions) Six months ended June 30, 2025	SAT	DTT	Total
Net Sales	$320.4	$414.3	$734.7

Less:
Cost of operations	154.6	189.8
Selling and administrative expense	71.4	81.2
Engineering expense	18.4	18.9
Other segment items[1]	55.6	25.7
Segment operating profit	$20.4	$98.7	$119.1
Corporate costs			(33.9)
Operating profit			85.2
Interest expense			(27.9)
Equity investment income			0.4
Miscellaneous income, net			3.2
Income before income taxes			$60.9

[1] Includes other cost of operations such as manufacturing costs, amortization expenses, shipping and handling costs, and certain overhead expenses, as well as corporate allocations.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Depreciation and amortization:
Security and Authentication Technologies	$19.9	$19.2	$41.1	$33.1
Detection and Traceability Technologies	17.6	7.3	24.8	14.4
Corporate	1.3	0.6	2.6	1.2
Total	$38.8	$27.1	$68.5	$48.7

	Six months ended June 30,
(in millions)	2026	2025
Capital expenditures:
Security and Authentication Technologies	$18.4	$13.1
Detection and Traceability Technologies	4.4	1.9
Corporate	0.1	0.3
Total	$22.9	$15.3

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	June 30, 2026	December 31, 2025
Assets:
Security and Authentication Technologies	$1,708.7	$1,734.9
Detection and Traceability Technologies	1,842.5	1,183.0
Corporate and other	43.9	198.5
Total	$3,595.1	$3,116.4

(in millions)	June 30, 2026	December 31, 2025
Goodwill:
Security and Authentication Technologies	$540.6	$539.8
Detection and Traceability Technologies	895.4	624.2
Total	$1,436.0	$1,164.0
Note 4 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Security and Authentication Technologies
Banknotes and Security Products	$165.5	$143.5	$305.9	$236.9
Authentication Products and Solutions	61.2	49.5	113.6	83.5
Total Security and Authentication Technologies	$226.7	$193.0	$419.5	$320.4

Detection and Traceability Technologies
Detection and Inspection Products and Solutions	$215.3	$177.1	$375.4	$347.0
Services	51.2	34.3	86.0	67.3
Total Detection and Traceability Technologies	$266.5	$211.4	$461.4	$414.3
Net sales	$493.2	$404.4	$880.9	$734.7
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled. As of June 30, 2026, our performance obligations were $755.5 million. We expect to recognize approximately 59% of our remaining performance obligations as revenue in 2026, approximately 40% in 2027 and substantially all the remaining obligations in 2028.
Contract Assets and Contract Liabilities
Contract assets represent unbilled amounts that typically arise from contracts for customized products or contracts for products sold directly to the U.S. government or indirectly to the U.S. government through subcontracts, and certain international contracts, where revenue recognized using the cost-to-cost method exceeds the amount billed to the customer. Contract assets are assessed for impairment and recorded at their net realizable value. Contract liabilities represent advance payments from customers. Revenue related to contract liabilities is recognized when control is transferred to the customer. We report contract assets, which are included within “Other current assets”, current contract liabilities, which are presented separately as “Contract liabilities” and long-term contract liabilities, which are included within “Other liabilities” on our Unaudited Condensed Consolidated Balance Sheets, on a contract-by-contract net basis at the end of each reporting period. Net contract assets and contract liabilities consisted of the following:

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	June 30, 2026	December 31, 2025
Contract assets	$54.8	$56.1
Current contract liabilities	$158.7	$87.3
Long-term contract liabilities	$24.9	$17.0
We recognized revenue of $25.7 million and $54.2 million during the three-and-six months ended June 30, 2026, related to contract liabilities as of December 31, 2025.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2026	2025	2026	2025
Net income attributable to common shareholders	$35.4	$24.9	$41.8	$46.6

Average basic shares outstanding	57.5	57.4	57.5	57.3
Effect of dilutive stock-based awards	0.5	0.5	0.5	0.6
Average diluted shares outstanding	58.0	57.9	58.0	57.9

Earnings per basic share	$0.61	$0.43	$0.73	$0.81
Earnings per diluted share	$0.61	$0.43	$0.72	$0.80
Stock options, restricted share units, deferred stock units and performance-based restricted share units that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive were 1.0 million and 0.7 million respectively, for the three-and-six-months ended June 30, 2026, and 0.5 million and 0.4 million respectively, for the three-and-six months ended June 30, 2025.
Note 6 - Changes in Accumulated Other Comprehensive Loss
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on our Unaudited Condensed Consolidated Balance Sheets.

(in millions)	Pension and Postretirement Benefits[1]	Currency Translation Adjustment	Total
Balance as of December 31, 2025	$1.2	$(101.1)	$(99.9)
Other comprehensive loss before reclassifications	—	(12.3)	(12.3)
Amounts reclassified from accumulated other comprehensive income	(0.4)	—	(0.4)
Net period other comprehensive loss	(0.4)	(12.3)	(12.7)
Balance as of June 30, 2026	$0.8	$(113.4)	$(112.6)

[1] Net of tax detriment of $0.9 million and $1.1 million as of June 30, 2026 and December 31, 2025, respectively.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7 - Pension and Postretirement Benefits
For all plans, the components of net periodic expense for the three months ended June 30, 2026, and 2025 are as follows:

	Pension		Postretirement
(in millions)	2026	2025	2026	2025
Service cost	$0.5	$0.5	$—	$—
Interest cost	0.4	0.4	0.2	0.2
Expected return on plan assets	(0.6)	(0.7)	—	—
Amortization of prior service cost	(0.2)	(0.2)	—	—
Amortization of net loss (gain)	0.1	0.1	(0.1)	(0.2)
Settlement gain	—	(0.1)	—	—
Net periodic expense	$0.2	$—	$0.1	$—
For all plans, the components of net periodic expense for the six months ended June 30, 2026, and 2025 are as follows:

	Pension		Postretirement
(in millions)	2026	2025	2026	2025
Service cost	$0.9	$1.0	$—	$—
Interest cost	0.9	0.8	0.3	0.3
Expected return on plan assets	(1.3)	(1.3)	—	—
Amortization of prior service cost	(0.3)	(0.4)	—	—
Amortization of net loss (gain)	0.1	0.1	(0.3)	(0.3)
Settlement gain	—	(0.1)	—	—
Net periodic expense	$0.3	$0.1	$—	$—
The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income, net” in our Unaudited Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Unaudited Condensed Consolidated Statements of Operations.
We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2026	$1.2	$1.2
Amounts contributed during the six months ended June 30, 2026	$0.9	$1.1
Note 8 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.
Our effective tax rates are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Effective Tax Rate	24.5%	24.0%	24.7%	23.4%
Our effective tax rate for the three-and-six months ended June 30, 2026 is higher than the prior year’s comparable period primarily due to the mix of non-U.S. earnings.
Our effective tax rate for the three-and-six months ended June 30, 2026 is higher than the statutory U.S. federal tax rate of 21% primarily due to the mix of non-U.S. earnings.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Organization for Economic Co-operation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon by over 140 member jurisdictions including the United States. Pillar 2 addresses the risks associated with profit shifting to entities in low tax jurisdictions. We have adopted Pillar 2 and the impact of this adoption on our business for the fiscal year ending December 31, 2026 is approximately $2.5 million.
On April 3, 2023, Crane Holdings, Co. was separated into two independent, publicly-traded companies, Crane NXT, Co. and Crane Company. The Tax Matters Agreement specifies the rights, responsibilities, and obligations after the separation with respect to tax liabilities and benefits. The agreement specifies the portion, if any, of this tax liability for which we and Crane Company will bear responsibility, and we and Crane Company agreed to indemnify each other against any amounts for which they are not responsible.
As of June 30, 2026, we had gross unrecognized tax benefits of $7.1 million included in “Other liabilities” in our Unaudited Condensed Consolidated Balance Sheets.
Note 9 - Goodwill and Intangible Assets
Changes to goodwill are as follows:

(in millions)	SAT	DTT	Total
Balance as of December 31, 2025	$539.8	$624.2	$1,164.0
Additions (see Note 2)	—	277.1	277.1
Currency translation and other	0.8	(5.9)	(5.1)
Balance as of June 30, 2026	$540.6	$895.4	$1,436.0
Changes to intangible assets are as follows:

(in millions)	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Balance at beginning of period, net of accumulated amortization	$557.2	$419.3
Additions (see Note 2)	233.5	191.1
Amortization expense	(41.0)	(59.5)
Currency translation and other	(4.0)	6.3
Balance at end of period, net of accumulated amortization[1]	$745.7	$557.2
[1] Includes $45.5 million intangibles with indefinite useful lives.
A summary of intangible assets are as follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)	June 30, 2026			December 31, 2025
(in millions)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Customer relationships and backlog	18.0	$928.8	$364.1	$564.7	$767.9	$339.2	$428.7
Intellectual property rights	6.1	83.1	19.3	63.8	66.0	18.4	47.6
Developed Technology	6.0	161.2	52.2	109.0	113.2	42.2	71.0
Other	12.2	74.1	65.9	8.2	75.0	65.1	9.9
Total	17.4	$1,247.2	$501.5	$745.7	$1,022.1	$464.9	$557.2
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2026	$51.1
2027	$91.3
2028	$83.2
2029	$80.5
2030	$56.5
2031 and after	$337.6

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	June 30, 2026	December 31, 2025
Employee related expenses	71.8	58.5
Current lease liabilities	13.2	14.6
Accrued interest	8.3	7.6
Warranty	12.0	10.9
Share deposit liabilities[1]	—	14.4
Other	94.2	79.7
Total	$199.5	$185.7
1 Share deposit liabilities represent ordinary shares that the Company was obligated to issue related to the acquisition of Antares Vision as of Dec 31, 2025. The shares were subsequently issued during first quarter of 2026. See Note 2, “Acquisitions” for further details.

Note 11 - Commitments and Contingencies
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of June 30, 2026, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters.
Note 12 - Financing
Our debt consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
Term Loan A	$—	$9.1
Revolving Facility	184.4	126.0
Other[1]	9.5	—
Total short-term borrowings[2]	$193.9	$135.1

Term Loan A	$242.7	$351.4
Term Loan B	478.9	120.7
6.55% notes due November 2036	198.8	198.8
4.20% notes due March 2048	347.0	346.9
Other[1]	4.7	—
Other deferred financing costs associated with credit facilities	(12.1)	(13.4)
Total long-term debt[2]	$1,260.0	$1,004.4

[1] Includes debt assumed in connection with the Antares Vision acquisition including finance lease liabilities.
[2] Debt discounts and debt issuance costs totaled $30.0 million and $30.7 million as of June 30, 2026, and December 31, 2025, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above, where applicable.

On December 15, 2025, in connection with the closing of the first phase of the Antares Vision acquisition, we amended our Credit Agreement (the “Fifth Amendment”) to provide for a new €430 million senior secured delayed draw term loan B facility (the “Term Loan B”) with a maturity date of December 15, 2032. In addition, the Fifth Amendment provides for maturity extensions on our existing senior secured term loan A facility (the “Term Loan A”) and revolving credit facility (the “Revolving Facility”) to December 15, 2030 and increased the Revolving Facility to $800.0 million.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In the fourth quarter of 2025, we designated the Term Loan B as a net investment hedge of certain foreign subsidiaries to mitigate the impact of foreign currency exchange rate fluctuations on the Company’s net investments in those subsidiaries. We recorded gains of $5.5 million and $7.7 million for the three-and-six months period ended June 30, 2026, respectively in Currency Translation Adjustment (“CTA”), a component of Accumulated Other Comprehensive Income (“AOCI”).
In the six months ended June 30, 2026, we performed the following debt related activity:
•Borrowed €317.9 million, or $366.9 million, under the Term Loan B to fund the acquisition of Antares Vision.
•Assumed $123.5 million of Antares Vision debt, of which $115.1 million was repaid during the second quarter of 2026. The remaining balance was repaid subsequent to the quarter-end.
•Borrowed $159.4 million and repaid $101.0 million on our Revolving Facility to fund the repayment of Antares Vision debt and support the Company’s working capital needs.
•Repaid $112.4 million of Term Loan A.

Note 13 - Fair Value Measurements
The following tables provide information regarding the Company’s assets and liabilities measured at fair value as of June 30, 2026, and December 31, 2025.

June 30, 2026 (in millions)	Location on Consolidated Balance Sheets	Active Markets for Identical Assets and Liabilities Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Assets
Foreign exchange contract not designated as hedging instrument[1]	Accounts Receivable	$—	$0.2	$—	$0.2
Interest rate swap agreement not designated as hedging instrument[2]	Accounts Receivable	$—	$0.9	$—	$0.9
Liabilities
Foreign exchange contract not designated as hedging instrument[1]	Accrued Liabilities	$—	$—	$—	$—
Long-term debt[3]	Long-term debt	$—	$1,145.5	$—	$1,145.5
Contingent Liability	Other Liabilities	$—	$—	$1.3	$1.3
1 Notional value of $18.1 million
2 Assumed in connection with the Antares Vision acquisition. To reduce exposure to fluctuations in future interest payments, Antares Vision utilized interest rate swap agreements that economically converted a portion of its variable-rate obligations to fixed rates. These derivative instruments have not been designated as hedging instruments for accounting purposes under ASC 815. Accordingly, changes in the fair value of the interest rate swaps are recognized in earnings as incurred. These interest rate swaps had a notional value of $36.2 million at June 30, 2026.
3 Includes variable-rate term loan borrowings of $721.6 million. The estimated fair value of the term loan approximated its carrying value as of June 30, 2026.

December 31, 2025 (in millions)	Location on Consolidated Balance Sheets	Active Markets for Identical Assets and Liabilities Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Liabilities
Foreign exchange contract not designated as hedging instrument[1]	Accrued Liabilities	$—	$—	$—	$—
Long-term debt[2]	Long-term debt	$—	$912.4	$—	$912.4
Performance-based restricted share units	Other Liabilities	$1.0	$—	$—	$1.0
Contingent Liability	Other Liabilities	$—	$—	$1.3	$1.3
1 Notional value of $11.7 million
2 Includes the long-term portion of variable-rate term loan borrowings of $472.1 million. The estimated fair value of the term loan approximated its carrying value as of December 31, 2025.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 14 - Restructuring
2025 Restructuring - In 2025, we initiated restructuring actions as follows:
•During the three-and-six months ended June 30, 2026, we recorded restructuring charges of $0.9 million and $3.1 million, respectively, related to severance and facility exit activities associated with the integration of the DLR and OpSec businesses. As of June 30, 2026, cumulative restructuring charges associated with this initiative were $15.3 million. Total program costs are expected to be approximately $25 million.
•For the three-and-six months ended June 30, 2026, we recorded severance costs of $2.5 million and $3.1 million to better align CPI’s cost structure with current economic conditions. As of June 30, 2026, cumulative restructuring charges associated with this initiative were $7.8 million. We continue to evaluate and align CPI’s cost structure with existing economic conditions which could result in further actions in 2026.
2024 Restructuring - In the first and fourth quarters of 2024, in response to challenging industry conditions, we initiated workforce reductions in CPI, incurring $10.4 million of cumulative severance charges, net through June 30, 2026. We have substantially completed the restructuring program and do not expect to incur material additional costs.
Restructuring Charges
We recorded restructuring charges which are reflected in the Unaudited Condensed Consolidated Statements of Operations, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Security and Authentication Technologies	$0.9	$6.1	$3.1	$6.1
Detection and Traceability Technologies	2.5	1.2	3.4	1.2
Total restructuring charges	$3.4	$7.3	$6.5	$7.3
Restructuring Liability
The following table summarizes the accrual balances related to these restructuring charges by program:

(in millions)	2025 Restructuring	2024 Restructuring	Total
Severance:
Balance as of December 31, 2025[1]	$7.2	$0.8	$8.0
Expense[2]	4.3	0.3	4.6
Utilization	(7.2)	(1.0)	(8.2)
Balance as of June 30, 2026[1]	$4.3	$0.1	$4.4

[1] Included within Accrued Liabilities in the Unaudited Condensed Consolidated Balance Sheets.
[2] Included within “Restructuring charges” in the Unaudited Condensed Consolidated Statements of Operations.

Note 15 - Subsequent Events
On July 2, 2026, the Company repriced and increased its existing €430.0 million Term Loan B through an amendment to its Credit Agreement (the “Sixth Amendment”). Under the Sixth Amendment, the Company entered into a new €480.0 million senior secured term loan B (hereafter referred to as the “Term Loan B”) and used the proceeds from the new Term Loan B, together with cash on hand, to repay the previously outstanding Term Loan B, accrued interest, and related transaction costs. The remaining proceeds were used to repay a portion of Term Loan A. The new Term Loan B interest rate is determined as an adjusted term Euro Interbank Offered Rate for the applicable interest period plus a margin ranging from 2.0% to 2.25% with such margin determined based on our first lien net leverage ratio. There is no change to the maturity date of December 15, 2032.

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
We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections about us and the markets we serve. We caution investors that these statements are not guarantees of future performance and are subject to risks, uncertainties and other important factors. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. There are a number of other factors that could cause actual results or outcomes to differ materially from those expressed or implied in the forward-looking statements. Such factors also include, among others: the impact of tariffs and other trade measures; changes in global economic conditions (including inflationary pressures) and geopolitical risks, including macroeconomic fluctuations; demand for our products, which is variable and subject to factors beyond our control; risks associated with conducting a substantial portion of our business outside the U.S.; information systems and technology networks failures, breaches in data security, theft of personally identifiable and other information, and non-compliance with our contractual or other legal obligations regarding such information; being unable to identify or complete acquisitions, or to successfully integrate the businesses we acquire; fluctuation in the prices of, or disruption in our ability to source, components and raw materials, and delays in the distribution of our products; loss of personnel or being able to hire and retain additional personnel needed to sustain and grow our business as planned; being unable to successfully develop and introduce new products, which would limit our ability to grow and maintain our competitive position; governmental regulations and failure to comply with those regulations; the ability to protect our intellectual property; risks from litigation, claims and investigations, including those related to product liability and warranties, and employee, commercial, intellectual property and environmental matters; risks related to our ability to improve productivity, reduce costs and align manufacturing capacity with customer demand; significant competition in our markets; additional tax expenses or exposures; adverse impacts from intangible asset impairment charges; inadequate or ineffective internal controls; and risks related to the separation in 2023 from Crane Company, including not obtaining the intended tax treatment of the separation transaction, failure of Crane Company to perform under the various transaction agreements and actual or potential conflicts of interest with Crane Company; and other risks noted in reports that we file with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and this Quarterly Report, and subsequent reports and other documents filed with the Securities and Exchange Commission. We do not undertake any obligation to update or revise any forward-looking statements to reflect any future events or circumstances.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Recent Transactions
Antares Vision Acquisition
On March 31, 2026, the Company completed its multi-phase acquisition of Antares Vision S.p.A. (“Antares Vision”), resulting in 100% ownership. Antares Vision is included with Crane Payment Innovations within the Detection and Traceability Technologies segment and enhances the Company's inspection, detection and track-and-trace capabilities serving life sciences and food and beverage customers.
Credit Facilities
In the six months ended June 30, 2026, we borrowed €317.9 million, or $366.9 million, under the Term Loan B to fund the acquisition of Antares Vision and assumed $123.5 million of Antares Vision debt, $115.1 million of which was subsequently repaid in the second quarter of 2026. We borrowed $159.4 million and repaid $101.0 million on our Revolving Facility to fund the settlement of Antares Vision debt and working capital requirements. In addition, we repaid $112.4 million of Term Loan A.
Conflict in the Middle East
The Company is closely monitoring the ongoing conflict in the Middle East. During the quarter we experienced related supply chain and cost pressures, including higher freight costs and extended lead times. Through proactive supply chain management and other mitigation actions, we maintained operational continuity and do not believe these impacts materially affected our consolidated financial results during the period. We will continue to monitor developments, as further escalation or prolonged disruption could adversely affect future operating results and cash flows.
Basis of Presentation
See Note 1, “Organization and Basis of Presentation” for more details on financial statement presentation basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Three Month Periods Ended June 30,
The following information should be read in conjunction with our Unaudited Condensed Consolidated financial statements and related notes. All comparisons below refer to the second quarter 2026 versus the second quarter 2025, unless otherwise specified.

	Three Months Ended June 30,		Favorable/(Unfavorable) Change
(in millions)	2026	2025	$	%
Net sales	$493.2	$404.4	$88.8	22.0%

Cost of sales	$284.6	$235.6	$(49.0)	(20.8)%
as a percentage of sales	57.7%	58.3%
Selling, general and administrative	$136.3	$113.6	$(22.7)	(20.0)%
as a percentage of sales	27.6%	28.1%
Restructuring charges	3.4	7.3	3.9	53.4%
Operating profit	$68.9	$47.9	$21.0	43.8%
Operating margin	14.0%	11.8%

Other income (expense):
Interest expense	(21.0)	(16.4)	(4.6)	(28.0)%
Equity investment income	0.1	0.3	(0.2)	NM
Miscellaneous (expense) income, net	(0.1)	1.0	(1.1)	NM
Total other expense, net	(21.0)	(15.1)	(5.9)	(39.1)%
Income before income taxes	47.9	32.8	15.1	46.0%
Provision for income taxes	11.7	7.8	(3.9)	(50.0)%
Net income before allocation to noncontrolling interest	$36.2	$25.0	$11.2	44.8%
Less: noncontrolling interest in subsidiaries’ earnings	$0.8	$0.1	$0.7	NM
Net income attributable to common shareholders	$35.4	$24.9	$10.5	42.2%
Sales increased by $88.8 million, or 22.0%, to $493.2 million in 2026. The change in sales included:
•the sales benefit from the Antares Vision and De La Rue acquisitions of $74.6 million, or 18.4%,
•organic sales growth of $11.3 million, or 2.8%, driven by the Currency business, and
•favorable foreign currency translation of $2.9 million, or 0.8%.
Cost of sales increased by $49.0 million, or 20.8%, to $284.6 million in 2026. The increase was driven by the impact of the Antares Vision and De La Rue acquisitions of $34.8 million, or 14.8%, acquisition related amortization, and unfavorable mix, partially offset by productivity gains.
Selling, general and administrative expenses increased by $22.7 million, or 20.0%, to $136.3 million in 2026. The increase was driven by the impact of acquisitions, partially offset by lower transaction related expenses and the impact of cost saving actions.
Operating profit increased by $21.0 million, or 43.8%, to $68.9 million in 2026. The increase was driven by the SAT segment from the impact of higher sales volumes in the Currency business, productivity gains and cost saving actions in Crane Authentication, favorable pricing across both segments, the impact of cost saving actions in CPI and lower transaction related expenses of $8.0 million, or 16.7%. These favorable impacts were partially offset by acquisition related amortization in Antares Vision, the impact of lower volumes in CPI, and unfavorable mix across both segments.
Our effective tax rate for the three months ended June 30, 2026 was higher than the prior year’s comparable period primarily due to the mix of non-U.S. earnings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Month Periods Ended June 30,
Security and Authentication Technologies (“SAT”)

	Three Months Ended June 30,		Favorable/(Unfavorable) Change
(in millions)	2026	2025	$	%
Net sales by product line:
Banknotes and Security Products	$165.5	$143.5	$22.0	15.3%
Authentication Products and Solutions	61.2	49.5	11.7	23.6%
Total net sales	$226.7	$193.0	$33.7	17.5%
Cost of sales	$141.9	$123.9	$(18.0)	(14.5)%
as a percentage of sales	62.6%	64.2%
Selling, general and administrative	$45.0	$45.0	$—	0.0%
as a percentage of sales	19.9%	23.3%
Restructuring charges	$0.8	$6.1	$5.3	NM
Operating profit	$39.0	$18.0	$21.0	NM
Operating margin	17.2%	9.3%
Sales increased by $33.7 million, or 17.5%, to $226.7 million in 2026, driven by organic sales growth of $18.5 million, or 9.6%, the sales benefit from the De La Rue acquisition of $10.9 million, or 5.6%, and favorable foreign exchange of $4.3 million or 2.2%.
•Banknote and security product sales increased by $22.0 million, or 15.3%, to $165.5 million in 2026. The increase was driven by organic sales growth of $18.7 million, or 13.0%, reflecting higher volumes from international markets. Favorable foreign currency translation of $3.3 million, or 2.3%, reflects the strengthening of the Swedish krona and euro against the U.S. dollar.
•Authentication products and solutions sales increased by $11.7 million, or 23.6% in 2026, mainly driven by the sales benefit from the De La Rue acquisition.
Cost of sales increased by $18.0 million, or 14.5%, to $141.9 million in 2026, due to the impact of the De La Rue acquisition of $7.7 million, or 6.2%, acquisition related amortization, unfavorable mix and the impact of higher volumes in the Currency business, and unfavorable foreign currency translation, partially offset by productivity gains.
Selling, general and administrative expense was flat compared with the prior year period, as cost savings actions offset the impact of the De La Rue acquisition.
Operating profit increased by $21.0 million, to $39.0 million in 2026, driven by productivity gains of $18.4 million, primarily from cost saving actions in the Crane Authentication business, and the impact of higher volumes of $8.5 million, or 47.2%, in the Currency business, partially offset by unfavorable mix of $6.4 million, or 35.6%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Detection and Traceability Technologies (“DTT”)

	Three Months Ended June 30,		Favorable/(Unfavorable) Change
(in millions)	2026	2025	$	%
Net sales by product line:
Detection and Inspection Products and Solutions	$215.3	$177.1	$38.2	21.6%
Services	51.2	34.3	16.9	49.3%
Total net sales	$266.5	$211.4	$55.1	26.1%
Cost of sales	$142.7	$111.7	$(31.0)	(27.8)%
as a percentage of sales	53.5%	52.8%
Selling, general and administrative	$77.3	$49.5	$(27.8)	(56.2)%
as a percentage of sales	29.0%	23.4%
Restructuring charges	$2.5	$1.2	$(1.3)	NM
Operating profit	$44.0	$49.0	$(5.0)	(10.2)%
Operating margin	16.5%	23.2%
Sales increased by $55.1 million, or 26.1%, to $266.5 million in 2026, driven by sales benefit from the Antares Vision acquisition of $63.7 million, or 30.1%, partially offset by lower organic sales of $7.2 million, or 3.4% and unfavorable foreign currency translation of $1.4 million, or 0.6%.
•Sales of Detection and Inspection products and solutions increased by $38.2 million, or 21.6%, to $215.3 million in 2026. The increase was driven by sales benefit from the Antares Vision acquisition of $48.4 million, 27.3%, partially offset by organic sales decline of $8.8 million, or 5.0%, due to lower volumes in hardware and vending, and unfavorable foreign currency translation of $1.4 million, or 0.7%, reflecting the weakening of the Japanese yen against the U.S. dollar, partially offset by strengthening of the Australian dollar against the U.S. dollar.
•Service revenue increased by $16.9 million, or 49.3%, to $51.2 million in 2026, driven by sales benefit from the Antares Vision acquisition of $15.3 million, or 44.6%, and favorable pricing.
Cost of sales increased by $31.0 million, or 27.8%, to $142.7 million in 2026, driven by the impact of the Antares Vision acquisition of $27.1 million, or 24.3%, acquisition related amortization and unfavorable mix of $5.8 million, or 5.2%, partially offset by the impact of lower sales volumes.
Selling, general and administrative expense increased by $27.8 million, or 56.2%, to $77.3 million in 2026. The increase was driven by the impact of the Antares Vision acquisition, partially offset by the impact of cost saving actions.
Operating profit decreased by $5.0 million, or 10.2%, to $44.0 million in 2026. The decrease reflects acquisition related amortization as a result of Antares Vision acquisition, impact of lower volumes and unfavorable mix in CPI of $28.7 million, or 58.6%, partially offset by favorable pricing net of inflation and the impact of cost saving actions of $20.1 million, or 41%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Six Month Periods Ended June 30,
The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes. All comparisons below refer to the first six months of 2026 versus the first six months of 2025, unless otherwise specified.

	Six Months Ended June 30,		Favorable/(Unfavorable) Change
(in millions)	2026	2025	$	%
Net sales	$880.9	$734.7	$146.2	19.9%

Cost of sales	$516.4	$425.7	$(90.7)	(21.3)%
as a percentage of sales	58.6%	57.9%
Selling, general and administrative	$266.9	$216.5	$(50.4)	(23.3)%
as a percentage of sales	30.3%	29.5%
Restructuring charges	$6.5	$7.3	$0.8	11.0%
Operating profit	$91.1	$85.2	$5.9	6.9%
Operating margin	10.3%	11.6%

Other income (expense):
Interest expense	(38.8)	(27.9)	(10.9)	(39.1)%
Equity investment income	4.8	0.4	4.4	NM
Miscellaneous income, net	—	3.2	(3.2)	(100.0)%
Total other expense, net	(34.0)	(24.3)	(9.7)	(39.9)%
Income before income taxes	57.1	60.9	(3.8)	(6.2)%
Provision for income taxes	14.1	14.2	0.1	0.7%
Net income before allocation to noncontrolling interests	43.0	46.7	(3.7)	(7.9)%
Less: noncontrolling interest in subsidiaries’ earnings	1.2	0.1	1.1	NM
Net income attributable to common shareholders	$41.8	$46.6	$(4.8)	(10.3)%
Sales increased by $146.2 million, or 19.9%, to $880.9 million in 2026. The change in sales included:
•the sales benefit from the De La Rue and Antares Vision acquisitions of $101.1 million, or 13.8%,
•organic sales growth of $29.6 million, or 4.0%, driven by the Currency business, and
•favorable foreign currency translation of $15.5 million, or 2.1%.
Cost of sales increased by $90.7 million, or 21.3%, to $516.4 million in 2026. The increase was driven by the impact of the De La Rue and Antares Vision acquisitions of $53.7 million, or 12.6%, acquisition related amortization and unfavorable mix, partially offset by productivity gains.
Selling, general and administrative expenses increased by $50.4 million, or 23.3%, to $266.9 million in 2026. The increase was driven by the impact of the acquisitions, partially offset by cost saving actions.
Operating profit increased by $5.9 million, or 6.9%, to $91.1 million in 2026. The increase was driven by the impact of higher volumes in SAT, favorable pricing net of inflation in DTT, and productivity gains including the benefit of cost saving actions across both segments. These increases were partially offset by acquisition related amortization in Antares Vision and unfavorable mix.
Our effective tax rate for the six months ended June 30, 2026 was higher than the prior year’s comparable period primarily due to mix of non-U.S. earnings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Six Month Periods Ended June 30,
Security and Authentication Technologies

	Six Months Ended June 30,		Favorable/(Unfavorable) Change
(in millions)	2026	2025	$	%
Net sales by product line:
Banknotes and Security Products	$305.9	$236.9	$69.0	29.1%
Authentication Products and Solutions	113.6	83.5	30.1	36.0%
Total Net sales	$419.5	$320.4	$99.1	30.9%
Cost of sales	$271.0	$210.2	$(60.8)	(28.9)%
as a percentage of sales	64.6%	65.6%
Selling, general and administrative	$91.4	$83.7	$(7.7)	(9.2)%
as a percentage of sales	21.8%	26.1%
Restructuring charges	$3.1	$6.1	$3.0	49.2%
Operating profit	$54.0	$20.4	$33.6	164.7%
Operating margin	12.9%	6.4%
Sales increased by $99.1 million, or 30.9%, to $419.5 million in 2026, reflecting the sales benefit from the De La Rue acquisition of $37.4 million, or 11.7%, higher organic sales of $47.1 million, or 14.7% and favorable foreign currency translation of $14.6 million, or 4.6%.
•Banknote and security product sales increased by $69.0 million, or 29.1%, to $305.9 million in 2026, reflecting higher organic sales growth in both the U.S. and international markets, and favorable foreign currency translation, as the Swedish Krona and euro strengthened against the U.S. dollar.
•Authentication products and solutions sales increased by $30.1 million, or 36.0%, to $113.6 million in 2026, driven by the sales benefit from the De La Rue acquisition.
Cost of sales increased by $60.8 million, or 28.9%, to $271.0 million in 2026, due to the impact of the De La Rue acquisition of $26.6 million, or 12.7%, acquisition related amortization, the impact of higher volumes in the Currency business, higher manufacturing expenses, unfavorable mix and foreign currency translation, partially offset by productivity gains.
Selling, general and administrative expense increased by $7.7 million, or 9.2%, to $91.4 million in 2026, driven by the impact of the De La Rue acquisition, partially offset by cost saving actions.
Operating profit increased by $33.6 million, or 164.7%, to $54.0 million in 2026, driven by the impact of higher volumes of $33.0 million in the Currency business. Productivity gains including the impact of cost saving actions were largely offset by acquisition related amortization and unfavorable mix.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Detection and Traceability Technologies

	Six Months Ended June 30,		Favorable/(Unfavorable) Change
(in millions)	2026	2025	$	%
Net sales by product line:
Detection and Inspection Products and Solutions	$375.4	$347.0	$28.4	8.2%
Services	86.0	67.3	18.7	27.8%
Total net sales	$461.4	$414.3	$47.1	11.4%
Cost of sales	$245.4	$215.5	$(29.9)	(13.9)%
as a percentage of sales	53.2%	52.0%
Selling, general and administrative	$137.2	$98.9	$(38.3)	(38.7)%
as a percentage of sales	29.7%	23.9%
Restructuring charges	$3.4	$1.2	$(2.2)	NM
Operating profit	$75.4	$98.7	$(23.3)	(23.6)%
Operating margin	16.3%	23.8%
Sales increased by $47.1 million, or 11.4%, to $461.4 million in 2026, driven by sales benefit from Antares Vision acquisition of $63.7 million, or 15.4%, and favorable foreign currency translation of $0.9 million, or 0.2%, partially offset by lower organic sales of $17.5 million, or 4.2%.
•Sales of Detection and Inspection Products and Solutions increased by $28.4 million, or 8.2%, to $375.4 million in 2026. The increase was driven by the Antares Vision acquisition, which contributed $48.4 million, or 13.9%, and favorable foreign currency translation of $0.8 million, or 0.3%, reflecting the strengthening of the British pound and Australian dollar against the U.S. dollar, partially offset by the weakening of the Japanese yen against the U.S. dollar. This increase was partially offset by lower organic sales of $20.8 million, or 6.0%, as favorable pricing was more than offset by lower volumes in hardware and vending.
•Service revenue increased by $18.7 million, or 27.8%, to $86.0 million in 2026, driven by sales benefit from Antares Vision acquisition of $15.3 million, or 22.7%, and favorable pricing.
Cost of sales increased by $29.9 million, or 13.9%, to $245.4 million in 2026, driven by the impact of Antares Vision acquisition, and unfavorable mix, partially offset by impact of lower sales volumes.
Selling, general and administrative expense increased by $38.3 million, or 38.7%, to $137.2 million in 2026, due to the impact of the Antares Vision acquisition, partially offset by cost saving actions.
Operating profit decreased by $23.3 million, or 23.6%, to $75.4 million in 2026, due to incremental costs associated with the Antares Vision acquisition including amortization and stock-based compensation expense of $23.1 million, or 23.4%. Favorable pricing net of inflation and productivity gains, including the benefit of cost saving actions, of $24.2 million, or 24.5% were more than offset by lower volumes and unfavorable mix in CPI of $25.7 million, or 26.0%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by (used for):
Operating activities	$72.7	$43.7
Investing activities	(244.1)	(412.6)
Financing activities	170.3	344.8
Effect of exchange rates on cash, cash equivalents and restricted cash	(4.0)	15.2
Decrease in cash, cash equivalents and restricted cash	$(5.1)	$(8.9)

Our operating philosophy is to deploy cash provided from operating activities, when appropriate, to provide value to stockholders by reinvesting in existing businesses, by making acquisitions that will strengthen and complement our portfolio; by divesting businesses that are no longer strategic or aligned with our portfolio and where such divestitures can generate capacity for strategic investments and initiatives that further optimize our portfolio; by paying dividends, repurchasing shares and repaying prepayable debt. At any given time, and from time to time, we may be evaluating one or more of these opportunities, although we cannot assure you if or when we will consummate any such transactions.
Our current cash balance, together with cash we expect to generate from future operations along with borrowings available under the Credit Agreement, is expected to be sufficient to finance our short- and long-term capital requirements.
In the six months ended June 30, 2026, we performed the following debt related activity:
•Borrowed €317.9 million, or $366.9 million, under the Term Loan B to fund the acquisition of Antares Vision.
•Assumed $123.5 million of Antares Vision debt, of which $115.1 million was repaid during the second quarter of 2026. The remaining balance was repaid subsequent to the quarter-end.
•Borrowed $159.4 million and repaid $101.0 million on our Revolving Facility to fund the repayment of Antares Vision debt and support working capital needs.
•Repaid $112.4 million of borrowings under Term Loan A during the six month ended June 30, 2026.
Operating Activities
Cash provided by operating activities was $72.7 million in the first six months of 2026, compared with $43.7 million in the prior year period, reflecting higher sales partially offset by higher working capital usage.
Investing Activities
Cash used for investing activities primarily consists of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems.
Cash used for investing activities was $244.1 million in the first six months of 2026, compared with $412.6 million in the prior year period, due to lower acquisition related cash outflows in 2026 following the Antares Vision step acquisition initiated in the fourth quarter of 2025.
Financing Activities
Cash provided by (used for) financing activities consists primarily of dividend payments to shareholders, repayments of indebtedness, and proceeds from our credit facilities.
Cash provided by financing activities was $170.3 million during the first six months of 2026, compared with $344.8 million in the prior year period, reflecting higher repayments of acquisition related debt, including debt assumed in connection with the Antares Vision acquisition.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2026, there have been no changes in Crane NXT’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
(b) Not applicable
(c) Share Repurchases
We did not make any open-market share repurchases of our common stock during the quarter ended June 30, 2026. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit 10.1*
Sixth Amendment, dated as of July 2, 2026, by and among Crane NXT, Co., a Delaware corporation as borrower, the other loan parties thereto, the lenders party thereto and J.P. Morgan SE, as administrative agent

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

CRANE NXT, CO.
REGISTRANT

Date	By	/s/ Aaron Saak
August 5, 2026		Aaron Saak
President and Chief Executive Officer

Date	By	/s/ Christina Cristiano
August 5, 2026		Christina Cristiano
Senior Vice President and Chief Financial Officer