Form 10-Q
period 2026-09-30
Crane NXT, Co.
filed 2026-11-04
CIK 25445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s classes of common stock, as of October 31, 2026
Common stock, $1.00 Par Value – 57,567,852 shares

Crane NXT, Co.
Table of Contents
Form 10-Q

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2026	2025	2026	2025
Net sales	$497.1	$445.1	$1,378.0	$1,179.8
Operating costs and expenses:
Cost of sales	299.2	252.5	815.6	678.2
Selling, general and administrative	126.1	107.2	393.0	323.7
Restructuring charges	6.1	3.5	12.6	10.8
Operating profit	65.7	81.9	156.8	167.1
Other (expense) income:
Interest expense	(19.9)	(16.2)	(58.7)	(44.1)
Equity investment income	0.1	0.1	4.9	0.5
Miscellaneous income, net	3.3	0.8	3.3	4.0
Total other expense, net	(16.5)	(15.3)	(50.5)	(39.6)
Income before income taxes	49.2	66.6	106.3	127.5
Provision for income taxes	10.1	15.7	24.2	29.9
Net income before allocation to noncontrolling interest	39.1	50.9	82.1	97.6
Less: Noncontrolling interest in subsidiaries’ earnings	0.7	0.4	1.9	0.5
Net income attributable to common shareholders	$38.4	$50.5	$80.2	$97.1

Earnings per share:
Basic	$0.67	$0.88	$1.39	$1.69
Diluted	$0.66	$0.87	$1.38	$1.68

Average shares outstanding:
Basic	57.6	57.4	57.5	57.4
Diluted	58.1	58.0	58.1	58.0

Dividends per share	$0.18	$0.17	$0.54	$0.51

See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Net income before allocation to noncontrolling interest	$39.1	$50.9	$82.1	$97.6
Components of other comprehensive (loss) income, net of tax
Currency translation adjustment	(4.9)	(5.3)	(17.2)	75.8
Changes in pension and postretirement plan assets and benefit obligation, net of tax	(0.2)	(0.3)	(0.6)	(0.8)
Other comprehensive (loss) income, net of tax	(5.1)	(5.6)	(17.8)	75.0
Comprehensive income before allocation to noncontrolling interest	$34.0	$45.3	$64.3	$172.6
Less: Noncontrolling interest in comprehensive income	0.7	0.4	1.9	0.5
Comprehensive income attributable to common shareholders	$33.3	$44.9	$62.4	$172.1
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$251.1	$233.8
Accounts receivable, net of allowance for credit losses of $12.4 as of September 30, 2026 and $8.9 as of December 31, 2025	374.5	351.8
U.S. and foreign taxes on income	23.7	12.7
Inventories, net:
Finished goods	60.6	26.6
Finished parts and subassemblies	27.0	23.8
Work in process	32.6	29.4
Raw materials	96.6	89.7
Inventories, net	216.8	169.5
Other current assets	105.6	85.1
Total current assets	971.7	852.9
Property, plant and equipment:
Cost	735.4	688.9
Less: accumulated depreciation	407.5	385.1
Property, plant and equipment, net	327.9	303.8
Long-term deferred tax assets	18.3	2.5
Investment in equity affiliates and joint ventures	4.6	139.4
Intangible assets, net	724.4	557.2
Goodwill	1,420.0	1,164.0
Other assets	94.7	96.6
Total assets	$3,561.6	$3,116.4
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except per share and share data)	September 30, 2026	December 31, 2025
Liabilities and equity
Current liabilities:
Short-term borrowings	$231.1	$135.1
Accounts payable	114.4	132.3
Contract liabilities	158.4	87.3
Accrued liabilities	218.9	185.7
U.S. and foreign taxes on income	20.9	28.7
Total current liabilities	743.7	569.1
Long-term debt	1,151.4	1,004.4
Accrued pension and postretirement benefits	27.8	19.1
Long-term deferred tax liability	200.8	151.0
Other liabilities	124.6	116.0
Total liabilities	2,248.3	1,859.6
Commitments and contingencies (Note 11)
Redeemable noncontrolling Interests	20.6	6.9
Equity:
Preferred shares, par value $0.01; 5,000,000 shares authorized	—	—
Common shares, par value $1.00; 200,000,000 shares authorized	72.4	72.4
Capital surplus	1,714.7	1,716.5
Retained earnings	423.6	374.5
Accumulated other comprehensive loss	(117.7)	(99.9)
Treasury stock	(800.7)	(810.5)
Total shareholders’ equity	1,292.3	1,253.0
Nonredeemable noncontrolling interests	0.4	(3.1)
Total equity	1,292.7	1,249.9
Total liabilities, redeemable noncontrolling interests, and equity	$3,561.6	$3,116.4

Share data:
Common shares issued	72,441,647	72,441,647
Less: Common shares held in treasury	14,878,175	15,000,106
Common shares outstanding	57,563,472	57,441,541
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Operating activities:
Net income before allocation to noncontrolling interest	$82.1	$97.6
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	108.1	77.7
Stock-based compensation expense[1]	23.1	9.3
Income from equity investments	(4.9)	(0.5)
Deferred income taxes	(11.8)	(11.7)
Cash used for operating working capital	(16.4)	(41.9)
Long-term contract liabilities	8.7	4.3
Other	(4.4)	0.9
Total provided by operating activities	184.5	135.7
Investing activities:
Proceeds from disposition of assets	8.4	—
Proceeds from equity investments	4.5	—
Payment for acquisitions, net of cash acquired	(225.4)	(391.1)
Capital expenditures	(45.0)	(33.4)
Settlement of forward contracts	(0.5)	1.8
Total used for investing activities	(258.0)	(422.7)
Financing activities:
Dividends paid	(31.1)	(29.2)
Proceeds from stock options exercised	0.4	2.2
Purchase of noncontrolling interest	(0.2)	—
Payment of tax withholding on equity awards vested	(3.1)	(5.9)
Debt issuance costs	(3.5)	(4.3)
Repayment of short-term debt	(122.8)	—
Proceeds from revolving credit facility	316.3	384.5
Repayments of revolving credit facility	(209.0)	(413.5)
Proceeds from term loan	424.5	400.4
Repayment of term loan	(277.3)	(40.9)
Finance lease repayments	(1.9)	—
Total provided by financing activities	92.3	293.3
Effect of exchange rates on cash, cash equivalents and restricted cash	(3.8)	15.1
Increase in cash, cash equivalents and restricted cash	15.0	21.4
Cash, cash equivalents and restricted cash at beginning of period[2]	246.2	173.4
Cash, cash equivalents and restricted cash at end of period[3]	$261.2	$194.8

1 Includes $10.7 million liability-classified stock-based compensation issued to senior management of Antares Vision for the nine months ended September 30, 2026. See Note 2, “Acquisitions” for further details.

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

3 Includes both current and non-current balances of restricted cash. Current restricted cash, included within “Other current assets” in our Unaudited Condensed Consolidated Balance Sheets, was $3.2 million and $2.6 million as of September 30, 2026, and 2025, respectively. Non-current restricted cash, included within “Other assets” in our Unaudited Condensed Consolidated Balance Sheets, was $6.9 million and $9.8 million as of September 30, 2026, and 2025, respectively.
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(in millions)	2026	2025
Detail of cash used for operating working capital:
Accounts receivable	$23.5	$1.5
Inventories	(1.6)	(17.6)
Other current assets	(19.8)	(13.1)
Accounts payable	(38.8)	(10.9)
Accrued liabilities	37.6	3.8
U.S. and foreign taxes on income	(17.3)	(5.6)
Total	$(16.4)	$(41.9)

Supplemental disclosure of cash flow information:
Interest paid	$51.4	$40.6
Income taxes paid, net	$51.4	$48.1
Unpaid capital expenditures	$3.4	$1.3
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Share-holders’ Equity	Non-controlling Interest	Total
Balance as of December 31, 2025	$72.4	$1,716.5	$374.5	$(99.9)	$(810.5)	$1,253.0	$(3.1)	$1,249.9
Noncontrolling interest of acquired entity	—	—	—	—	—	—	0.9	0.9
Net income	—	—	6.4	—	—	6.4	0.4	6.8
Cash dividends ($0.18 per share)	—	—	(10.3)	—	—	(10.3)	—	(10.3)
Redeemable noncontrolling interest adjustment	—	(0.2)	—	—	—	(0.2)	0.2	—
Exercise of stock options of 2,032 shares	—	—	—	—	—	—	—	—
Impact from settlement of stock-based awards, net of shares acquired	—	(11.1)	—	—	8.2	(2.9)	—	(2.9)
Stock-based compensation expense	—	4.1	—	—	—	4.1	—	4.1
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Currency translation adjustment	—	—	—	(10.8)	—	(10.8)	—	(10.8)
Balance as of March 31, 2026	$72.4	$1,709.3	$370.6	$(110.9)	$(802.3)	$1,239.1	$(1.6)	$1,237.5
Noncontrolling interest of acquired entity	—	—	—	—	—	—	(1.1)	(1.1)
Purchase of noncontrolling interest	—	(0.2)	—	—	—	(0.2)	—	(0.2)
Net income	—	—	35.4	—	—	35.4	0.8	36.2
Cash dividends ($0.18 per share)	—	—	(10.4)	—	—	(10.4)	—	(10.4)
Redeemable noncontrolling interest adjustment	—	(0.2)	—	—	—	(0.2)	0.2	—
Exercise of stock options of 11,361 shares	—	—	—	—	0.3	0.3	—	0.3
Impact from settlement of stock-based awards, net of shares acquired	—	(0.8)	—	—	0.8	—	—	—
Stock-based compensation expense	—	4.0	—	—	—	4.0	—	4.0
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Currency translation adjustment	—	—	—	(1.5)	—	(1.5)	0.5	(1.0)
Balance as of June 30, 2026	$72.4	$1,712.1	$395.6	$(112.6)	$(801.2)	$1,266.3	$(1.2)	$1,265.1
Noncontrolling interest of acquired entity	—	—	—	—	—	—	(0.2)	(0.2)
Net income	—	—	38.4	—	—	38.4	0.7	39.1
Cash dividends ($0.18 per share)	—	—	(10.4)	—	—	(10.4)	—	(10.4)
Redeemable noncontrolling interest adjustment	—	(1.0)	—	—	—	(1.0)	1.1	0.1
Exercise of stock options of 4,168 shares	—	—	—	—	0.1	0.1	—	0.1
Impact from settlement of stock-based awards, net of shares acquired	—	(0.4)	—	—	0.4	—	—	—
Stock-based compensation expense	—	4.0	—	—	—	4.0	—	4.0
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.2)	—	(0.2)	—	(0.2)
Currency translation adjustment	—	—	—	(4.9)	—	(4.9)	—	(4.9)
Balance as of September 30, 2026	$72.4	$1,714.7	$423.6	$(117.7)	$(800.7)	$1,292.3	$0.4	$1,292.7
See Notes to Unaudited Condensed Consolidated Financial Statements.

CRANE NXT, CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

(in millions, except share data)	Common Shares Issued at Par Value	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity	Non-controlling Interest	Total
Balance as of December 31, 2024	$72.4	$1,719.9	$268.4	$(172.6)	$(823.2)	$1,064.9	$—	$1,064.9
Net income	—	—	21.7	—	—	$21.7	—	21.7
Cash dividends ($0.17 per share)	—	—	(9.7)	—	—	$(9.7)	—	(9.7)
Exercise of stock options of 21,879 shares	—	—	—	—	0.6	$0.6	—	0.6
Impact from settlement of stock-based awards, net of shares acquired	—	(11.7)	—	—	7.2	$(4.5)	—	(4.5)
Stock-based compensation expense	—	2.7	—	—	—	$2.7	—	2.7
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.2)	—	$(0.2)	—	(0.2)
Currency translation adjustment	—	—	—	31.1	—	$31.1	—	31.1
Balance as of March 31, 2025	$72.4	$1,710.9	$280.4	$(141.7)	$(815.4)	$1,106.6	$—	$1,106.6
Noncontrolling interest of acquired entity	—	—	—	—	—	—	1.7	1.7
Net income	—	—	24.9	—	—	24.9	0.1	25.0
Cash dividends ($0.17 per share)	—	—	(9.8)	—	—	(9.8)	—	(9.8)
Exercise of stock options of 21,180 shares	—	—	—	—	0.7	0.7	—	0.7
Impact from settlement of stock-based awards, net of shares acquired	—	(1.2)	—	—	1.0	(0.2)	—	(0.2)
Stock-based compensation expense	—	3.0	—	—	—	3.0	—	3.0
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.3)	—	(0.3)	—	(0.3)
Currency translation adjustment	—	—	—	50.0	—	50.0	—	50.0
Balance as of June 30, 2025	$72.4	$1,712.7	$295.5	$(92.0)	$(813.7)	$1,174.9	$1.8	$1,176.7
Noncontrolling interest of acquired entity	—	—	—	—	—	—	(3.8)	(3.8)
Net income	—	—	50.5	—	—	50.5	0.4	50.9
Cash dividends ($0.17 per share)	—	—	(9.7)	—	—	(9.7)	—	(9.7)
Exercise of stock options of 32,133 shares	—	—	—	—	0.9	0.9	—	0.9
Impact from settlement of stock-based awards, net of shares acquired	—	(0.7)	—	—	0.6	(0.1)	—	(0.1)
Stock-based compensation expense	—	3.2	—	—	—	3.2	—	3.2
Changes in pension and postretirement plan assets and benefit obligation, net of tax	—	—	—	(0.3)	—	(0.3)		(0.3)
Currency translation adjustment	—	—	—	(5.3)	—	(5.3)	—	(5.3)
Balance as of September 30, 2025	$72.4	$1,715.2	$336.3	$(97.6)	$(812.2)	$1,214.1	$(1.6)	$1,212.5
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
Recent Accounting Pronouncements
Recently Issued Accounting Standards
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses which intends to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). The standard requires disclosure of these expenses on an interim and annual basis in the notes to the financial statements. The standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of this standard on its financial statements and disclosures and expects to adopt the standard on the required effective date.
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
Following the initial investment and in accordance with the Investor and Shareholder Agreement (“ISA”), Crane NXT launched a mandatory tender offer and subsequent squeeze-out (collectively the second phase) under applicable Italian law to acquire the remaining shares of Antares Vision as of March 31, 2026 (the “Acquisition Date”) for €244.2 million (approximately $281.9 million). The total consideration for phase one and phase two was $416.9 million. Antares Vision has been delisted from the Euronext Milan stock exchange and is a wholly owned subsidiary of the Company as of March 31, 2026.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the period prior to obtaining control, the Company recognized its proportionate share of Antares Vision’s results of operations under the equity method of accounting. Upon obtaining control, the Company remeasured its previously held equity interest in Antares Vision to its acquisition‑date fair value of $135.4 million in accordance with ASC 805, “Business Combinations” (“ASC 805”) and recognized a remeasurement gain of $4.7 million, which is included in "Equity investment income” in the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026. The acquisition-date fair value of the previously held interest was determined using Level 1 inputs under ASC 820, “Fair Value Measurement”, using the quoted price of Antares Vision’s publicly traded shares as of the acquisition date, which was €5.00 per share.
The acquisition was funded through the Term Loan B, as described in Note 12, “Financing.”
In connection with the acquisition, the Company issued 3,635,104 ordinary shares and 3,635,104 Class B shares of ITT to certain Antares Vision personnel at €5.00 per share. Following the acquisition and delisting of Antares Vision, the fair value of the ordinary shares and Class B shares was estimated using a market approach based on a calibrated transaction multiple methodology, which classifies these measurements within Level 3 of the fair value hierarchy. The valuation incorporates the purchase price paid for Antares Vision in the acquisition, the change in operating performance and the change in valuation multiples derived from selected guideline public companies. As of September 30, 2026, the fair value of the ordinary shares was $20.6 million and the fair value of the Class B shares was $36.1 million.
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
During the three-and-nine months ended September 30, 2026, the Company recognized a $0.0 million and $6.8 million benefit from the remeasurement of these liability‑classified stock‑based compensation awards. Because the first tranche of Class B shares was granted while Antares Vision was an equity method investee, this change in the stock-based compensation liability prior to the date control was obtained was recognized in “Equity investment income” in the Unaudited Condensed Consolidated Statements of Operations during the first quarter. Subsequent changes in stock-based compensation liability are recognized as stock‑based compensation expense through “Selling, general and administrative” in the Unaudited Condensed Consolidated Statements of Operations.
The issuance of Class B shares in connection with the second phase of the acquisition occurred when the recipients were employees of the Company. Under ASC 718, the initial recognition and subsequent remeasurement of the Class B share liability represent compensation for future services without a service condition. Accordingly, for the three-and-nine months ended September 30, 2026, the Company recognized $0.0 million and $10.7 million, respectively, of stock-based compensation expense in “Selling, general and administrative” expense in the Unaudited Condensed Consolidated Statements of Operations, with a corresponding increase to the liability recorded in “Other liabilities” in the Unaudited Condensed Consolidated Balance Sheets.

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

Net assets acquired (in millions)
Cash and cash equivalents	$57.1
Accounts receivable, net	54.5
Inventories, net	49.8
Other current assets	16.8
Property, plant and equipment	36.9
Other non-current assets	17.5
Intangible assets	235.5
Goodwill	263.1
Total assets acquired	$731.2

Short-term borrowings	$127.9
Contract liabilities	46.9
Other current liabilities	60.4
Long-term debt	4.4
Other liabilities	74.7
Total assumed liabilities	$314.3
Net assets acquired	$416.9

The following is a summary of the purchase consideration transferred:
Fair value of previously held equity investment	$135.4
Cash consideration transferred to acquire control	281.9
Fair value of nonredeemable noncontrolling interest	(0.4)
Total consideration of Antares Vision acquisition	$416.9
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
The amounts allocated to acquired intangible assets, and their associated weighted-average useful lives which were determined based on the period in which the assets are expected to contribute directly or indirectly to our future cash flows, consist of the following:

Intangible Assets (in millions)	Intangible Fair Value	Weighted Average Life (in years)
Customer relationships	$149.5	11.9
Trade names	17.3	5.5
Developed technology	47.3	4.7
Backlog	21.4	2.5
Total acquired intangible assets	$235.5

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The fair values of the customer relationships and backlog intangible assets were determined by using the multi-period excess earnings method under the income approach, which is a commonly accepted valuation method. Under this method, the net earnings attributable to the asset being measured are isolated from the projected cash flows of the consolidated business over the remaining economic life of the intangible asset being measured. Both the amount and the duration of the cash flows are considered from a market participant perspective. The Company’s estimates of market participant net cash flows considered historical and projected pricing, operational performance including market participant synergies, aftermarket retention, product life cycles, material and labor pricing, and other relevant customer, contractual and market factors. Where appropriate, the net cash flows were adjusted to reflect the potential attrition of existing customers in the future, as existing customers are expected to decline over time. The attrition-adjusted future cash flows are then discounted to present value using an appropriate discount rate. The customer relationships are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated remaining weighted average useful life of 11.9 years and the backlog asset is being amortized over 2.5 years.
The fair values of the developed technology and trade name intangible assets were determined by the relief-from-royalty method under the income approach. This method is based on the assumption that in lieu of ownership of the asset, a company would be willing to pay a royalty in order to exploit the related benefits of the asset. Therefore, the cost savings equal to the after-tax royalty that would have been paid for the use of the asset, can be attributed to the Company’s ownership of the asset. The developed technology assets are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated remaining useful life of 4.7 years and the trade names are being amortized on a straight-line basis (which approximates the economic pattern of benefits) over the estimated economic life of 5.5 years.
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
Supplemental Pro Forma Data
The Company’s consolidated results of operations include the results of acquired businesses from their respective acquisition dates. During the period since acquisition, Antares Vision contributed net sales of $50.0 million and $113.7 million, and had an operating loss of $18.8 million and $24.2 million for the three-and-nine months ended September 30, 2026, respectively. The operating loss was driven by acquisition related amortization and transaction costs.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net sales	$497.1	$495.6	$1,419.9	$1,361.5
Net income attributable to common shareholders	$53.3	$43.5	$96.6	$54.3
Acquisition Related Costs
For the three-and-nine months ended September 30, 2026, we recorded $4.1 million and $18.8 million respectively, of acquisition related costs. For the three-and-nine months ended September 30, 2025, we recorded $6.1 million and $19.2 million, respectively, of acquisition related costs. Acquisition related costs are recorded within “Selling, general and administrative” in our Unaudited Condensed Consolidated Statements of Operations.
Note 3 - Segment Results
In connection with the acquisition of Antares Vision in Q1, 2026, we created a new segment called “Detection and Traceability Technologies,” which consists of the CPI business and the acquired Antares Vision business. This updated structure is how the Chief Operating Decision Maker evaluates performance and allocates resources.
As of September 30, 2026, we had two reportable segments: Security and Authentication Technologies and Detection and Traceability Technologies. Assets of the reportable segments exclude general corporate assets which principally consist of cash and tax-related balances. Corporate consists of corporate office expenses including compensation and benefits for corporate employees, occupancy, professional services and other administrative costs.
A brief description of each of our segments as of September 30, 2026 is as follows:
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
Financial information by reportable segment is set forth below:

(in millions) Three months ended September 30, 2026	SAT	DTT	Total
Net Sales	$243.5	$253.6	$497.1

Less:
Cost of operations	120.7	105.7
Selling and administrative expense	40.9	53.3
Engineering expense	7.3	14.6
Other segment items[1]	28.5	44.3
Segment operating profit	$46.1	$35.7	$81.8
Corporate costs			(16.1)
Operating profit			65.7
Interest expense			(19.9)
Equity investment income			0.1
Miscellaneous income, net			3.3
Income before income taxes			$49.2

(in millions) Three months ended September 30, 2025	SAT	DTT	Total
Net Sales	$228.8	$216.3	$445.1

Less:
Cost of operations	111.8	94.8
Selling and administrative expense	37.4	38.5
Engineering expense	8.8	7.9
Other segment items[1]	31.5	14.4
Segment operating profit	$39.3	$60.7	$100.0
Corporate costs			(18.1)
Operating profit			81.9
Interest expense			(16.2)
Equity investment income			0.1
Miscellaneous income, net			0.8
Income before income taxes			$66.6

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions) Nine months ended September 30, 2026	SAT	DTT	Total
Net Sales	$663.0	$715.0	$1,378.0

Less:
Cost of operations	337.4	302.2
Selling and administrative expense	119.2	171.9
Engineering expense	23.5	36.6
Other segment items[1]	82.8	93.2
Segment operating profit	$100.1	$111.1	$211.2
Corporate costs			(54.4)
Operating profit			156.8
Interest expense			(58.7)
Equity investment income			4.9
Miscellaneous income, net			3.3
Income before income taxes			$106.3

(in millions) Nine months ended September 30, 2025	SAT	DTT	Total
Net Sales	$549.2	$630.6	$1,179.8

Less:
Cost of operations	266.4	284.6
Selling and administrative expense	108.8	119.7
Engineering expense	27.2	26.8
Other segment items[1]	87.1	40.1
Segment operating profit	$59.7	$159.4	$219.1
Corporate costs			(52.0)
Operating profit			167.1
Interest expense			(44.1)
Equity investment income			0.5
Miscellaneous income, net			4.0
Income before income taxes			$127.5

[1] Includes other cost of operations such as manufacturing costs, amortization expenses, shipping and handling costs, and certain overhead expenses, as well as corporate allocations.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Depreciation and amortization:
Security and Authentication Technologies	$20.0	$20.9	$61.1	$54.0
Detection and Traceability Technologies	18.3	7.4	43.1	21.8
Corporate	1.3	0.7	3.9	1.9
Total	$39.6	$29.0	$108.1	$77.7

	Nine months ended September 30,
(in millions)	2026	2025
Capital expenditures:
Security and Authentication Technologies	$36.9	$21.7
Detection and Traceability Technologies	8.9	5.2
Corporate	0.1	0.6
Total	$45.9	$27.5

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	September 30, 2026	December 31, 2025
Assets:
Security and Authentication Technologies	$1,685.8	$1,734.9
Detection and Traceability Technologies	1,800.2	1,183.0
Corporate and other	75.6	198.5
Total	$3,561.6	$3,116.4

(in millions)	September 30, 2026	December 31, 2025
Goodwill:
Security and Authentication Technologies	$540.6	$539.8
Detection and Traceability Technologies	879.4	624.2
Total	$1,420.0	$1,164.0
Note 4 - Revenue
Disaggregation of Revenues
The following table presents net sales disaggregated by product line for each segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Security and Authentication Technologies
Banknotes and Security Products	$177.9	$168.2	$483.8	$405.1
Authentication Products and Solutions	65.6	60.6	179.2	144.1
Total Security and Authentication Technologies	$243.5	$228.8	$663.0	$549.2

Detection and Traceability Technologies
Detection and Inspection Products and Solutions	$204.8	$181.3	$580.2	$528.3
Detection and Inspection Services	48.8	35.0	134.8	102.3
Total Detection and Traceability Technologies	$253.6	$216.3	$715.0	$630.6
Net sales	$497.1	$445.1	$1,378.0	$1,179.8
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents the transaction price of firm orders which have not yet been fulfilled. As of September 30, 2026, our performance obligations were $715.5 million. We expect to recognize approximately 39% of our remaining performance obligations as revenue in 2026, approximately 55% in 2027 and substantially all the remaining obligations in 2028.
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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions)	September 30, 2026	December 31, 2025
Contract assets	$74.3	$56.1
Current contract liabilities	$158.4	$87.3
Long-term contract liabilities	$24.9	$17.0
We recognized revenue of $17.1 million and $71.3 million during the three-and-nine months ended September 30, 2026, related to contract liabilities as of December 31, 2025.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2026	2025	2026	2025
Net income attributable to common shareholders	$38.4	$50.5	$80.2	$97.1

Average basic shares outstanding	57.6	57.4	57.5	57.4
Effect of dilutive stock-based awards	0.5	0.6	0.6	0.6
Average diluted shares outstanding	58.1	58.0	58.1	58.0

Earnings per basic share	$0.67	$0.88	$1.39	$1.69
Earnings per diluted share	$0.66	$0.87	$1.38	$1.68
Stock options, restricted share units, deferred stock units and performance-based restricted share units that were excluded from the calculation of diluted earnings per share because their effect is anti‑dilutive were 0.5 million and 0.6 million respectively, for the three-and-nine-months ended September 30, 2026, and 0.2 million and 0.3 million respectively, for the three-and-nine months ended September 30, 2025.
Note 6 - Changes in Accumulated Other Comprehensive Loss
The table below provides the accumulated balances for each classification of accumulated other comprehensive income (loss), as reflected on our Unaudited Condensed Consolidated Balance Sheets.

(in millions)	Pension and Postretirement Benefits[1]	Currency Translation Adjustment	Total
Balance as of December 31, 2025	$1.2	$(101.1)	$(99.9)
Other comprehensive loss before reclassifications	—	(17.2)	(17.2)
Amounts reclassified from accumulated other comprehensive income	(0.6)	—	(0.6)
Net period other comprehensive loss	(0.6)	(17.2)	(17.8)
Balance as of September 30, 2026	$0.6	$(118.3)	$(117.7)

[1] Net of tax detriment of $0.9 million and $1.1 million as of September 30, 2026 and December 31, 2025, respectively.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 7 - Pension and Postretirement Benefits
For all plans, the components of net periodic expense for the three months ended September 30, 2026, and 2025 are as follows:

	Pension		Postretirement
(in millions)	2026	2025	2026	2025
Service cost	$0.4	$0.5	$—	$—
Interest cost	0.5	0.5	0.1	0.1
Expected return on plan assets	(0.7)	(0.7)	—	—
Amortization of prior service cost	(0.1)	(0.2)	—	—
Amortization of net loss (gain)	—	0.1	(0.1)	(0.3)
Settlement gain	—	—	—	—
Net periodic expense	$0.1	$0.2	$—	$(0.2)
For all plans, the components of net periodic expense for the nine months ended September 30, 2026, and 2025 are as follows:

	Pension		Postretirement
(in millions)	2026	2025	2026	2025
Service cost	$1.3	$1.5	$—	$—
Interest cost	1..4	1.3	0.4	0.4
Expected return on plan assets	(2.0)	(2.0)	—	—
Amortization of prior service cost	(0.3)	(0.6)	—	—
Amortization of net loss (gain)	0.1	0.2	(0.4)	(0.6)
Settlement gain	—	(0.1)	—	—
Net periodic expense	$0.5	$0.3	$—	$(0.2)
The components of net periodic benefit, other than the service cost component, are included in “Miscellaneous income, net” in our Unaudited Condensed Consolidated Statements of Operations. Service cost is recorded within “Cost of sales” and “Selling, general and administrative” in our Unaudited Condensed Consolidated Statements of Operations.
We expect to contribute the following to our pension and postretirement plans:

(in millions)	Pension	Postretirement
Expected contributions in 2026	$1.2	$1.5
Amounts contributed during the nine months ended September 30, 2026	$1.1	$1.3
Note 8 - Income Taxes
Effective Tax Rates
Our quarterly provision for income taxes is measured using an annual effective tax rate, adjusted for discrete items within the periods presented.
Our effective tax rates are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Effective Tax Rate	20.4%	23.6%	22.7%	23.4%
Our effective tax rate for the three-and-nine months ended September 30, 2026 is lower than the prior year’s comparable period primarily due to the mix of non-U.S. earnings.
Our effective tax rate for the three-and-nine months ended September 30, 2026 is lower and higher, respectively than the statutory U.S. federal tax rate of 21% primarily due to the mix of non-U.S. earnings.

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
As of September 30, 2026, we had gross unrecognized tax benefits of $8.8 million included in “Other liabilities” in our Unaudited Condensed Consolidated Balance Sheets.
Note 9 - Goodwill and Intangible Assets
Changes to goodwill are as follows:

(in millions)	SAT	DTT	Total
Balance as of December 31, 2025	$539.8	$624.2	$1,164.0
Additions (see Note 2)	—	263.1	263.1
Currency translation and other	0.8	(7.9)	(7.1)
Balance as of September 30, 2026	$540.6	$879.4	$1,420.0
Changes to intangible assets are as follows:

(in millions)	Nine Months Ended September 30,2026	Year Ended December 31, 2025
Balance at beginning of period, net of accumulated amortization	$557.2	$419.3
Additions (see Note 2)	239.1	191.1
Amortization expense	(67.2)	(59.5)
Currency translation and other	(4.7)	6.3
Balance at end of period, net of accumulated amortization[1]	$724.4	$557.2
[1] Includes $45.5 million intangibles with indefinite useful lives.
A summary of intangible assets are as follows:

	Weighted Average Amortization Period of Finite Lived Assets (in years)	September 30, 2026			December 31, 2025
(in millions)		Gross Asset	Accumulated Amortization	Net	Gross Asset	Accumulated Amortization	Net
Customer relationships and backlog	18.0	$929.1	$378.0	$551.1	$767.9	$339.2	$428.7
Intellectual property rights	5.7	82.8	20.4	62.4	66.0	18.4	47.6
Developed Technology	6.0	165.7	62.1	103.6	113.2	42.2	71.0
Other	12.2	73.9	66.6	7.3	75.0	65.1	9.9
Total	17.4	$1,251.5	$527.1	$724.4	$1,022.1	$464.9	$557.2
Future amortization expense associated with intangible assets is expected to be:

(in millions)
Remainder of 2026	$26.2
2027	$93.8
2028	$85.8
2029	$82.8
2030	$56.9
2031 and after	$333.4

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 10 - Accrued Liabilities
Accrued liabilities consist of:

(in millions)	September 30, 2026	December 31, 2025
Employee related expenses	$84.3	$58.5
Current lease liabilities	14.5	14.6
Accrued interest	9.4	7.6
Warranty	11.9	10.9
Share deposit liabilities[1]	—	14.4
Other	98.8	79.7
Total	$218.9	$185.7
1 Share deposit liabilities represent ordinary shares that the Company was obligated to issue related to the acquisition of Antares Vision as of Dec 31, 2025. The shares were subsequently issued during first quarter of 2026. See Note 2, “Acquisitions” for further details.

Note 11 - Commitments and Contingencies
We regularly review the status of lawsuits, claims and proceedings that have been or may be asserted against us relating to the conduct of our business, including those pertaining to product liability, patent infringement, commercial, employment, employee benefits, environmental and stockholder matters. We record a provision for a liability for such matters when it is considered probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions, if any, are reviewed quarterly and adjusted as additional information becomes available. If either or both criteria are not met, we assess whether there is at least a reasonable possibility that a loss, or additional losses, may have been incurred. If there is a reasonable possibility that a loss or additional loss may have been incurred for such matters, we disclose the estimate of the amount of loss or range of loss, disclose that the amount is immaterial, or disclose that an estimate of loss cannot be made, as applicable. We believe that as of September 30, 2026, there was no reasonable possibility that a material loss, or any additional material losses, may have been incurred for such matters.
Note 12 - Financing
Our debt consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
Term Loan A	$—	$9.1
Revolving Facility	229.9	126.0
Other[1]	1.2	—
Total short-term borrowings[2]	$231.1	$135.1

Term Loan A	$81.2	$351.4
Term Loan B	531.4	120.7
6.55% notes due November 2036	198.9	198.8
4.20% notes due March 2048	347.0	346.9
Other[1]	4.3	—
Other deferred financing costs associated with credit facilities	(11.4)	(13.4)
Total long-term debt[2]	$1,151.4	$1,004.4

[1] Includes debt assumed in connection with the Antares Vision acquisition including finance lease liabilities.
[2] Debt discounts and debt issuance costs totaled $30.1 million and $30.7 million as of September 30, 2026, and December 31, 2025, respectively, and have been netted against the aggregate principal amounts of the related debt in the components of the debt table above, where applicable.

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On July 2, 2026, the Company repriced and increased its prior €430.0 million Term Loan B to €480.0 million through an amendment to its Credit Agreement (the “Sixth Amendment”). The Sixth Amendment was accounted for as a debt modification and the incremental €50.0 million of cash proceeds, together with cash on hand, was primarily used to repay a portion of Term Loan A. The Term Loan B interest rate is determined as an adjusted term Euro Interbank Offered Rate for the applicable interest period plus a margin ranging from 2.0% to 2.25% with such margin determined based on our first lien net leverage ratio. There is no change to the maturity date of December 15, 2032.
In the nine months ended September 30, 2026, we performed the following debt related activity:
•Borrowed €367.9 million, or $424.5 million, under the Term Loan B to fund the acquisition of Antares Vision and repay a portion of Term Loan A.
•Borrowed $316.3 million and repaid $209.0 million on our Revolving Facility to fund the repayment of Antares Vision debt, repay a portion of Term Loan A, and support the Company’s working capital needs.
•Assumed $123.5 million of Antares Vision debt, which was subsequently repaid with proceeds from borrowings under the revolving facility denominated in euro.
•In total the Company repaid $277.3 million of Term Loan A.
Net Investment Hedge
We designated the Term Loan B as a net investment hedge of certain foreign subsidiaries to mitigate the impact of foreign currency exchange rate fluctuations on the Company’s net investments in those subsidiaries. Additionally, in the third quarter of 2026, we designated part of the revolving facility denominated in euro as a net investment hedge. As such, we recorded gains of $6.7 million and $14.4 million for the three-and-nine months period ended September 30, 2026, respectively in Currency Translation Adjustment, a component of Accumulated Other Comprehensive Income.
Note 13 - Fair Value Measurements
The following tables provide information regarding the Company’s assets and liabilities measured at fair value as of September 30, 2026, and December 31, 2025. The tables exclude short-term borrowings of $231.1 million and $135.1 million as of September 30, 2026 and December 31, 2025, respectively, as their carrying values approximate their estimated fair values.

September 30, 2026 (in millions)	Location on Consolidated Balance Sheets	Active Markets for Identical Assets and Liabilities Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3	Total Fair Value
Liabilities
Foreign exchange contract not designated as hedging instrument[1]	Accrued Liabilities	$—	$0.3	$—	$0.3
Long-term debt[2]	Long-term debt	$—	$1,019.3	$—	$1,019.3
Contingent Liability	Other Liabilities	$—	$—	$1.3	$1.3
1 Notional value of $5.5 million
2 Includes long-term finance lease liabilities and variable-rate term loan borrowings of $616.9 million. The carrying value of the finance lease and term loan approximated their estimated fair value as of September 30, 2026.

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
1 Notional value of $11.7 million
2 Includes the long-term portion of variable-rate term loan borrowings of $472.1 million. The carrying value of the term loan approximated its estimated fair value as of December 31, 2025.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 14 - Restructuring
2025 Restructuring - In 2026, we carried out the following activities related to restructuring programs initiated in 2025:
•During the three-and-nine months ended September 30, 2026, we recorded restructuring charges of $6.1 million and $9.2 million, respectively, related to severance and facility exit activities associated with the integration of DLR and OpSec Security. As of September 30, 2026, cumulative restructuring charges associated with this initiative were $21.4 million. Total program costs are expected to be approximately $25 million.
•For the three-and-nine months ended September 30, 2026, we recorded severance costs of $0.0 million and $3.1 million to better align CPI’s cost structure with current economic conditions. As of September 30, 2026, cumulative restructuring charges associated with this initiative were $7.8 million. Total program costs are expected to be approximately $17 million. We continue to evaluate and align CPI’s cost structure with existing economic conditions which could result in further actions through 2027.
2024 Restructuring - In the first and fourth quarters of 2024, in response to challenging industry conditions, we initiated workforce reductions in CPI, incurring $10.4 million of cumulative severance charges, net through September 30, 2026. We have completed the restructuring program and do not expect to incur additional costs.
Restructuring Charges
We recorded restructuring charges which are reflected in the Unaudited Condensed Consolidated Statements of Operations, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Security and Authentication Technologies	$6.1	$2.4	$9.2	$8.5
Detection and Traceability Technologies	—	1.1	3.4	2.3
Total restructuring charges	$6.1	$3.5	$12.6	$10.8
Restructuring Liability
The following table summarizes the accrual balances related to these restructuring charges by program:

(in millions)	2025 Restructuring	2024 Restructuring	Total
Severance:
Balance as of December 31, 2025[1]	$7.2	$0.8	$8.0
Expense[2]	9.9	0.3	10.2
Utilization	(9.5)	(1.1)	(10.6)
Balance as of September 30, 2026[1]	$7.6	$—	$7.6

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
Credit Facilities
On July 2, 2026, the Company repriced and increased its existing €430.0 million Term Loan B to €480.0 million through an amendment to its Credit Agreement. The Sixth Amendment was accounted for as a debt modification and the incremental €50.0 million of cash proceeds, together with cash on hand, was primarily used to repay a portion of Term Loan A.
In the nine months ended September 30, 2026, we borrowed €367.9 million, or $424.5 million, under the Term Loan B to fund the acquisition of Antares Vision and repay a portion of Term Loan A. We assumed $123.5 million of Antares Vision debt, which was subsequently repaid with proceeds from borrowings under the revolving facility denominated in euro. We borrowed $316.3 million and repaid $209.0 million on our Revolving Facility to fund the settlement of Antares Vision debt, repay a portion of Term Loan A, and support the Company’s working capital requirements. In total, we repaid $277.3 million of Term Loan A.
Geopolitical and Trade Policy Uncertainty
The conflict in the Middle East and evolving global trade policies, including tariffs and retaliatory trade measures, continue to create uncertainty regarding energy, freight and material costs and supply chains. The Company continues to implement pricing, productivity and supply-chain actions to mitigate these risks. The impact is not currently material to our results, however, the timing, scope and broader economic effects remain uncertain and could significantly impact the Company’s results of operations in the future.
Basis of Presentation
See Note 1, “Organization and Basis of Presentation” for more details on financial statement presentation basis.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Three Month Periods Ended September 30,
The following information should be read in conjunction with our Unaudited Condensed Consolidated financial statements and related notes. All comparisons below refer to the third quarter 2026 versus the third quarter 2025, unless otherwise specified.

	Three Months Ended September 30,		Favorable/(Unfavorable) Change
(in millions)	2026	2025	$	%
Net sales	$497.1	$445.1	$52.0	11.7%

Cost of sales	$299.2	$252.5	$(46.7)	(18.5)%
as a percentage of sales	60.2%	56.7%
Selling, general and administrative	$126.1	$107.2	$(18.9)	(17.6)%
as a percentage of sales	25.4%	24.1%
Restructuring charges	$6.1	$3.5	$(2.6)	(74.3)%
Operating profit	$65.7	$81.9	$(16.2)	(19.8)%
Operating margin	13.2%	18.4%

Other income (expense):
Interest expense	(19.9)	(16.2)	(3.7)	(22.8)%
Equity investment income	0.1	0.1	—	—%
Miscellaneous (expense) income, net	3.3	0.8	2.5	NM
Total other expense, net	(16.5)	(15.3)	(1.2)	(7.8)%
Income before income taxes	49.2	66.6	(17.4)	(26.1)%
Provision for income taxes	10.1	15.7	5.6	35.7%
Net income before allocation to noncontrolling interest	$39.1	$50.9	$(11.8)	(23.2)%
Less: noncontrolling interest in subsidiaries’ earnings	$0.7	$0.4	$0.3	NM
Net income attributable to common shareholders	$38.4	$50.5	$(12.1)	(24.0)%
Sales increased by $52.0 million, or 11.7%, to $497.1 million in 2026. The change in sales included:
•the sales benefit from the Antares Vision acquisition of $50.0 million, or 11.2%,
•organic sales growth of $4.9 million, or 1.1%, driven by the Currency business, and
•unfavorable foreign currency translation of $2.9 million, or 0.6%.
Cost of sales increased by $46.7 million, or 18.5%, to $299.2 million in 2026. The increase was driven by the impact of the Antares Vision acquisition and unfavorable mix of $38.2 million, or 15.1%, and acquisition related amortization, partially offset by productivity gains.
Selling, general and administrative expenses increased by $18.9 million, or 17.6%, to $126.1 million in 2026. The increase was driven by the Antares Vision acquisition, partially offset by cost saving actions.
Operating profit decreased by $16.2 million, or 19.8%, to $65.7 million in 2026. The decrease was driven by acquisition related amortization associated with the Antares Vision acquisition, the impact of lower volumes in CPI, and unfavorable mix across both segments. These impacts were partially offset by higher volumes in the SAT segment and productivity gains including cost saving actions.
Interest expense increased by $3.7 million, or 22.8%, to $19.9 million in 2026 driven by financing related to the acquisition of Antares Vision.
Our effective tax rate for the three months ended September 30, 2026 was lower than the prior year’s comparable period primarily due to the mix of non-U.S. earnings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Three Month Periods Ended September 30,
Security and Authentication Technologies (“SAT”)

	Three Months Ended September 30,		Favorable/(Unfavorable) Change
(in millions)	2026	2025	$	%
Net sales by product line:
Banknotes and Security Products	$177.9	$168.2	$9.7	5.8%
Authentication Products and Solutions	65.6	60.6	5.0	8.3%
Total net sales	$243.5	$228.8	$14.7	6.4%
Cost of sales	$149.1	$143.3	$(5.8)	(4.0)%
as a percentage of sales	61.2%	62.6%
Selling, general and administrative	$42.2	$43.8	$1.6	3.7%
as a percentage of sales	17.3%	19.1%
Restructuring charges	$6.1	$2.4	$(3.7)	NM
Operating profit	$46.1	$39.3	$6.8	17.3%
Operating margin	18.9%	17.2%
Sales increased by $14.7 million, or 6.4%, to $243.5 million in 2026, driven by organic sales growth of $16.4 million, or 7.2%, partially offset by unfavorable foreign exchange of $1.7 million or 0.8%.
•Banknote and security product sales increased by $9.7 million, or 5.8%, to $177.9 million in 2026. The increase was driven by organic sales growth of $11.2 million, or 6.7%, reflecting higher volumes from international markets, partially offset by unfavorable foreign currency translation of $1.5 million, or 0.9%, reflecting the weakening of the euro and Swedish krona against the U.S. dollar.
•Authentication products and solutions sales increased by $5.0 million, or 8.3%, in 2026 driven by higher organic sales growth of $5.2 million, or 8.6%.
Cost of sales increased by $5.8 million, or 4.0%, to $149.1 million in 2026, driven by the impact of higher volumes and unfavorable mix, partially offset by productivity gains.
Selling, general and administrative expense decreased by $1.6 million, or 3.7% to $42.2 million in 2026. The decrease was primarily attributable to cost saving actions in the Crane Authentication business.
Operating profit increased by $6.8 million, or 17.3% to $46.1 million in 2026, driven by the impact of higher volumes of $7.3 million, or 18.6% and productivity gains of $5.5 million, or 13.9%, partially offset by unfavorable mix of $4.9 million, or 12.5%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Detection and Traceability Technologies (“DTT”)

	Three Months Ended September 30,		Favorable/(Unfavorable) Change
(in millions)	2026	2025	$	%
Net sales by product line:
Detection and Inspection Products and Solutions	$204.8	$181.3	$23.5	13.0%
Detection and Inspection Services	48.8	35.0	13.8	39.4%
Total net sales	$253.6	$216.3	$37.3	17.2%
Cost of sales	$150.0	$109.2	$(40.8)	(37.4)%
as a percentage of sales	59.1%	50.5%
Selling, general and administrative	$67.9	$45.3	$(22.6)	(49.9)%
as a percentage of sales	26.8%	20.9%
Restructuring charges	$—	$1.1	$1.1	NM
Operating profit	$35.7	$60.7	$(25.0)	(41.2)%
Operating margin	14.1%	28.1%
Sales increased by $37.3 million, or 17.2%, to $253.6 million in 2026, driven by sales benefit from the Antares Vision acquisition of $50.0 million, or 23.1%, partially offset by lower organic sales of $11.5 million, or 5.3%, and unfavorable foreign currency translation of $1.2 million, or 0.6%.
•Sales of Detection and Inspection products and solutions increased by $23.5 million, or 13.0%, to $204.8 million in 2026. The increase was driven by sales benefit from the Antares Vision acquisition of $36.8 million, 20.3%, partially offset by organic sales decline of $12.1 million, or 6.7%, due to lower volumes in CPI hardware and vending, and unfavorable foreign currency translation of $1.2 million, or 0.7%, reflecting the weakening of the Japanese yen against the U.S. dollar, partially offset by strengthening of the Australian dollar against the U.S. dollar.
•Detection and Inspection services revenue increased by $13.8 million, or 39.4%, to $48.8 million in 2026, driven by sales benefit from the Antares Vision acquisition of $13.2 million, or 37.7%, and organic sales growth of $0.6 million, or 1.7%.
Cost of sales increased by $40.8 million, or 37.4%, to $150.0 million in 2026, driven by the impact of the Antares Vision acquisition of $33.3 million, or 30.5% and unfavorable mix, partially offset by the impact of lower sales volumes and benefit from cost saving actions.
Selling, general and administrative expense increased by $22.6 million, or 49.9%, to $67.9 million in 2026, driven by the impact of the Antares Vision acquisition.
Operating profit decreased by $25.0 million, or 41.2%, to $35.7 million in 2026. The decrease reflects acquisition related amortization from the Antares Vision acquisition, the impact of lower volumes and unfavorable mix of $41.7 million, or 68.7%, partially offset by favorable pricing net of inflation and the impact of cost saving actions of $16.7 million, or 27.5%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results from Operations – Nine Month Periods Ended September 30,
The following information should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and related notes. All comparisons below refer to the first nine months of 2026 versus the first nine months of 2025, unless otherwise specified.

	Nine Months Ended September 30,		Favorable/(Unfavorable) Change
(in millions)	2026	2025	$	%
Net sales	$1,378.0	$1,179.8	$198.2	16.8%

Cost of sales	$815.6	$678.2	$(137.4)	(20.3)%
as a percentage of sales	59.2%	57.5%
Selling, general and administrative	$393.0	$323.7	$(69.3)	(21.4)%
as a percentage of sales	28.5%	27.4%
Restructuring charges	$12.6	$10.8	$(1.8)	(16.7)%
Operating profit	$156.8	$167.1	$(10.3)	(6.2)%
Operating margin	11.4%	14.2%

Other income (expense):
Interest expense	(58.7)	(44.1)	(14.6)	(33.1)%
Equity investment income	4.9	0.5	4.4	NM
Miscellaneous income, net	3.3	4.0	(0.7)	(17.5)%
Total other expense, net	(50.5)	(39.6)	(10.9)	(27.5)%
Income before income taxes	106.3	127.5	(21.2)	(16.6)%
Provision for income taxes	24.2	29.9	5.7	19.1%
Net income before allocation to noncontrolling interests	82.1	97.6	(15.5)	(15.9)%
Less: noncontrolling interest in subsidiaries’ earnings	1.9	0.5	1.4	NM
Net income attributable to common shareholders	$80.2	$97.1	$(16.9)	(17.4)%
Sales increased by $198.2 million, or 16.8%, to $1,378.0 million in 2026. The change in sales included:
•the sales benefit from the De La Rue and Antares Vision acquisitions of $151.1 million, or 12.8%,
•organic sales growth of $34.5 million, or 2.9%, driven by the Currency business, and
•favorable foreign currency translation of $12.6 million, or 1.1%.
Cost of sales increased by $137.4 million, or 20.3%, to $815.6 million in 2026. The increase was driven by the impact of the De La Rue and Antares Vision acquisitions of $78.1 million, or 11.5%, acquisition related amortization and unfavorable mix of $68.1 million, or 10.0%, partially offset by productivity gains.
Selling, general and administrative expenses increased by $69.3 million, or 21.4%, to $393.0 million in 2026. The increase was driven by the impact of the acquisitions, partially offset by the benefit from cost saving actions.
Operating profit decreased by $10.3 million, or 6.2%, to $156.8 million in 2026. The decrease was driven by acquisition related amortization and unfavorable mix of $68.1 million, or 40.8%, and unfavorable foreign currency translation of $4.2 million, or 2.5%, partially offset by productivity, including cost saving actions, of $34.2 million, or 20.5%, the impact of higher volumes and favorable pricing net of inflation of $31.7 million, or 19.0%.
Interest expense increased by $14.6 million, or 33.1%, to $58.7 million in 2026 driven by financing related to the acquisition of Antares Vision.
Our effective tax rate for the nine months ended September 30, 2026 was lower than the prior year’s comparable period primarily due to mix of non-U.S. earnings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Segment Results of Operations - Nine Month Periods Ended September 30,
Security and Authentication Technologies

	Nine Months Ended September 30,		Favorable/(Unfavorable) Change
(in millions)	2026	2025	$	%
Net sales by product line:
Banknotes and Security Products	$483.8	$405.1	$78.7	19.4%
Authentication Products and Solutions	179.2	144.1	35.1	24.4%
Total Net sales	$663.0	$549.2	$113.8	20.7%
Cost of sales	$420.1	$353.5	$(66.6)	(18.8)%
as a percentage of sales	63.4%	64.4%
Selling, general and administrative	$133.6	$127.5	$(6.1)	(4.8)%
as a percentage of sales	20.2%	23.2%
Restructuring charges	$9.2	$8.5	$(0.7)	(8.2)%
Operating profit	$100.1	$59.7	$40.4	67.7%
Operating margin	15.1%	10.9%
Sales increased by $113.8 million, or 20.7%, to $663.0 million in 2026, reflecting the sales benefit from the De La Rue acquisition of $37.4 million, or 6.8%, higher organic sales of $63.5 million, or 11.6% and favorable foreign currency translation of $12.9 million, or 2.3%.
•Banknote and security product sales increased by $78.7 million, or 19.4%, to $483.8 million in 2026, reflecting higher organic sales growth in both the U.S. and international markets, and favorable foreign currency translation, as the Swedish krona and euro strengthened against the U.S. dollar.
•Authentication products and solutions sales increased by $35.1 million, or 24.4%, to $179.2 million in 2026, driven by the sales benefit from the De La Rue acquisition.
Cost of sales increased by $66.6 million, or 18.8%, to $420.1 million in 2026, due to the impact of higher volumes in the Currency business and higher manufacturing expenses of $36.1 million, or 10.2%, driven by inflation, freight and capacity expansion actions. Cost of sales was also impacted by the De La Rue acquisition of $26.6 million, or 7.5%, acquisition related amortization, unfavorable mix and unfavorable foreign currency translation, partially offset by productivity gains.
Selling, general and administrative expense increased by $6.1 million, or 4.8%, to $133.6 million in 2026, driven by the impact of the De La Rue acquisition, partially offset by cost saving actions.
Operating profit increased by $40.4 million, or 67.7%, to $100.1 million in 2026, driven by the impact of higher sales volumes of $42.7 million, or 71.5%, in the Currency business. Productivity gains including the impact of cost saving actions were more than offset by the impact of the De La Rue acquisition related amortization and unfavorable mix.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Detection and Traceability Technologies

	Nine Months Ended September 30,		Favorable/(Unfavorable) Change
(in millions)	2026	2025	$	%
Net sales by product line:
Detection and Inspection Products and Solutions	$580.2	$528.3	$51.9	9.8%
Detection and Inspection Services	134.8	102.3	32.5	31.8%
Total net sales	$715.0	$630.6	$84.4	13.4%
Cost of sales	$395.4	$324.7	$(70.7)	(21.8)%
as a percentage of sales	55.3%	51.5%
Selling, general and administrative	$205.1	$144.2	$(60.9)	(42.2)%
as a percentage of sales	28.7%	22.9%
Restructuring charges	$3.4	$2.3	$(1.1)	NM
Operating profit	$111.1	$159.4	$(48.3)	(30.3)%
Operating margin	15.5%	25.3%
Sales increased by $84.4 million, or 13.4%, to $715.0 million in 2026, driven by sales benefit from Antares Vision acquisition of $113.7 million, or 18.0%, partially offset by lower organic sales of $29.0 million, or 4.6%.
•Sales of Detection and Inspection products and solutions increased by $51.9 million, or 9.8%, to $580.2 million in 2026, driven by the Antares Vision acquisition, which contributed $85.2 million, or 16.1%. This increase was partially offset by lower organic sales of $32.9 million, or 6.2%, as favorable pricing was more than offset by lower volumes in hardware and vending.
•Detection and Inspection services revenue increased by $32.5 million, or 31.8%, to $134.8 million in 2026, driven by sales benefit from the Antares Vision acquisition of $28.5 million, or 27.9%.
Cost of sales increased by $70.7 million, or 21.8%, to $395.4 million in 2026, driven by the impact of Antares Vision acquisition and unfavorable mix of $67.8 million, or 20.9%, partially offset by impact of lower sales volumes and cost saving actions.
Selling, general and administrative expense increased by $60.9 million, or 42.2%, to $205.1 million in 2026, due to the impact of the Antares Vision acquisition, partially offset by cost saving actions.
Operating profit decreased by $48.3 million, or 30.3%, to $111.1 million in 2026, due to incremental costs associated with the Antares Vision acquisition including amortization and stock-based compensation expense of $45.7 million, or 28.7%. Favorable pricing net of inflation and the benefit of cost saving actions, of $39.5 million, or 24.8% were more than offset by lower volumes and unfavorable mix in CPI of $45.4 million, or 28.5%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by (used for):
Operating activities	$184.5	$135.7
Investing activities	(258.0)	(422.7)
Financing activities	92.3	293.3
Effect of exchange rates on cash, cash equivalents and restricted cash	(3.8)	15.1
Increase in cash, cash equivalents and restricted cash	$15.0	$21.4

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
In the nine months ended September 30, 2026, we performed the following debt related activity:
•Borrowed €367.9 million, or $424.5 million, under the Term Loan B to fund the acquisition of Antares Vision and repay a portion of Term Loan A.
•Borrowed $316.3 million and repaid $209.0 million on our Revolving Facility to fund the repayment of Antares Vision debt, repay a portion of Term Loan A, and support working capital needs.
•Assumed $123.5 million of Antares Vision debt, which was subsequently repaid with proceeds from borrowings under the revolving facility denominated in euro.
•In total the Company repaid $277.3 million of Term Loan A.
Operating Activities
Cash provided by operating activities was $184.5 million in the first nine months of 2026, compared with $135.7 million in the prior year period, reflecting higher sales and lower working capital usage.
Investing Activities
Cash used for investing activities primarily consists of cash used for capital expenditures and acquisitions. Capital expenditures are made primarily for increasing capacity, replacing equipment, supporting new product development, and improving information systems.
Cash used for investing activities was $258.0 million in the first nine months of 2026, compared with $422.7 million in the prior year period, due to lower acquisition related cash outflows in 2026 following the Antares Vision step acquisition initiated in the fourth quarter of 2025. Proceeds from disposition of assets were partially offset by higher capital expenditures.
Financing Activities
Cash provided by (used for) financing activities consists primarily of dividend payments to shareholders, repayments of indebtedness, and proceeds from our credit facilities.
Cash provided by financing activities was $92.3 million during the first nine months of 2026, compared with $293.3 million in the prior year period, reflecting higher repayments of acquisition related debt, including debt assumed in connection with the Antares Vision acquisition.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2026, there have been no changes in Crane NXT’s internal control over financial reporting, identified in connection with our evaluation thereof, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
(b) Not applicable
(c) Share Repurchases
We did not make any open-market share repurchases of our common stock during the quarter ended September 30, 2026. We routinely receive shares of our common stock as payment for stock option exercises and the withholding taxes due on stock option exercises and the vesting of restricted share units from stock-based compensation program participants.
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

CRANE NXT, CO.
REGISTRANT

Date	By	/s/ Aaron Saak
November 4, 2026		Aaron Saak
President and Chief Executive Officer

Date	By	/s/ Christina Cristiano
November 4, 2026		Christina Cristiano
Senior Vice President and Chief Financial Officer